Form 10QSB
period 1995-03-31
WATERS INSTRUMENTS INC
filed 1995-05-15
CIK 104987

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1995

Commission file Number     0-1388

                 Waters Instruments, Inc.
(Exact name of registrant as specified in its charter.)

        Minnesota                    41-0832194
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2411-7th Street, NW., Rochester, MN              55901
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(507)288-7777

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.10 Par Value - 1,462,271 shares outstanding as of March 31, 1995.

     Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [X]


                 PART I. - FINANCIAL INFORMATION

                      WATERS INSTRUMENTS, INC.

                       STATEMENT OF OPERATIONS

              FOR THE THREE MONTHS AND NINE MONTHS

                 ENDED MARCH 31, 1995 AND 1994
                           (Unaudited)


(Amounts in thousands, except per share data)
                                        1995              1994
                                 __________________  _________________
                                 3 months  9 months  3 months 9 months
                                 ________  ________  _________  _________
Net Sales                          $3,177    $9,051     $3,081     $9,097

Cost of goods sold                  2,223     6,418      2,333      6,703
                                 ________  ________  _________  _________

Gross Profit(Loss)                    954     2,633        748      2,394

Administrative                        345     1,039        351        989
Selling                               399     1,164        369      1,139
Research and Development              107       266         72        188
                                 ________  ________  _________  _________
  Total Operating Expenses            851     2,469        792      2,316

Operating Income (Loss)               103       164        (44)        78

Net Interest Income (Expense)           9        20          1         (3)
Net Other Income (Expense)              0        39         (3)        39
                                 ________  ________  _________  _________

Income (Loss) Before Income
  Tax                                 112       223        (46)       114

Income Tax Provision                   41        82          0         40

Net Income (Loss)                      71       141        (46)        74

Earnings (Loss) per
  common share                      $ .05     $ .10     $ (.03)     $ .05

Weighted Average Number of
  Shares Outstanding            1,462,271 1,462,271  1,462,271  1,460,493



See Accompanying Notes to Financial Statements

                                WATERS INSTRUMENTS, INC.

                                 BALANCE SHEETS  (unaudited)
(Amounts in thousands, except per share data)
                                     March 31, 1995        June 30, 1994
                                     ______________      ______________

ASSETS
Current Assets
  Cash & Cash Equivalents             $  1,028          $     965
  Net Trade Receivables                  1,703              1,609
  Inventories                            1,557              1,794
  Prepaid expenses & Deferred Items        227                226
                                      ________           ________
    Total Current Assets                 4,515              4,594

Fixed Assets
 Property, Plant and Equipment           4,156              3,968
  Less accumulated depreciation         (2,593)            (2,396)
                                      ________           ________
    Net Fixed Assets                     1,563              1,572
 Other Assets                              123                137
                                       _______            _______
TOTAL ASSETS                           $ 6,201            $ 6,303

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
  Current Maturities of Long-Term
    Debt                               $    90            $    88
  Accounts Payable                         688                724
  Accrued Salaries, Wages
    & Other Compensation                   545                558
  Product Warranties                       290                275
  Accrued Other Expenses                   132                217
                                       _______            _______
    Total Current Liabilities            1,745              1,862

Long Term Debt, Less Current
    Maturities                              44                112
Deferred Income Taxes                       63                 63
                                       _______            _______
    Total Liabilities                    1,852              2,037

Stockholder's Equity
  Common Stock                             146                146
  Additional Paid-in Capital             1,246              1,246
  Retained Earnings                      2,957              2,874                                        _______            _______
  Total Stockholders' Equity             4,349              4,266
                                       _______            _______
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $ 6,201            $ 6,303

See Accompanying Notes to Financial Statements

                        WATERS INSTRUMENTS, INC.

                        STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                               (Unaudited)

(Amounts in thousands)
                                        1995               1994

Cash Flow From Operations
 Cash Received from Customers        $ 8,957             $ 9,037
 Interest Received                        35                  14
                                     _______             _______
   Cash Provided From Operations       8,992               9,051

 Cash paid to suppliers and employees  8,410               8,624
 Taxes paid (refunded)                   206                 (46)
 Interest paid                            15                  17
                                     _______             _______
   Cash disbursed from operations      8,631               8,595

   Net cash provided (used) for
    operations                           361                 456

CASH FLOWS FROM INVESTING
  Net acquisition of fixed assets       (188)               (159)
  Decrease in other assets                14                  31
                                     _______              _______
    Net cash used for investing         (174)               (128)

CASH FLOWS FROM FINANCING
  Reduction of Long-Term Debt            (66)                (61)
  Cash Dividend Payment                  (58)                  0
                                     _______              ______
    Net cash used for financing         (124)                (61)
                                     _______              ______
NET INCREASE (DECREASE) IN CASH &
  EQUIVALENTS                             63                 267

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                              965                 399
                                     _______              ______
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                             $ 1,028              $  666

RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH FROM (USED FOR) OPERATIONS:
  Net Income (Loss)                  $    141             $   74
  Depreciation and Amortization           197                206
  Provision for Losses on Accounts
    Receivable                              9                  9
  CHANGES IN ASSETS AND LIABILITIES:
   Accounts Receivable                   (103)               (69)
   Inventories                            237                (27)
   Refundable Income Taxes                  0                 51
   Prepaid Expenses                        (1)                59
   Accounts Payable and Accrued Expenses (119)               153
                                      _______             ______
NET CASH FROM (USED FOR) OPERATIONS   $   361             $  456

See Accompanying Notes to Financial Statements

                             PART 1
                     FINANCIAL INFORMATION

ITEM 1. Financial Statements (continued)

                     WATERS INSTRUMENTS, INC.

                  NOTES TO FINANCIAL STATEMENTS

                          March 31, 1995

The financial statements have been prepared by Waters Instruments, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the accompanying notes included in the Company's latest Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraphs 8 and 9 of SFAS95.

Inventories at March 31, 1995 and June 30, 1994 consisted of the following:

                                March 31, 1995    June 30, 1994

         Raw Materials           $1,036,000         $  927,000
         Work-in-Process            348,000            235,000
         Finished Goods             173,000            632,000
                                 __________         __________
          Total Inventories      $1,557,000         $1,794,000


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

The Company's working capital position at March 31, 1995 was $2,770,000, a 1% increase from the $2,732,000 amount at June 30, 1994. The cash balance for the Company was $1,028,000 at March 31, 1995 compared to the cash balance of $965,000 at June 30, 1994.

The Company believes that its existing funds, cash generated from operations and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

The Company has a $750,000 line of credit with its bank which bears interest at .75 percentage points over the bank's reference rate. The line of credit is collateralized by the Company's accounts receivable, inventories, and general intangibles. The Company had no outstanding balances on March 31, 1995 under its line of credit.

Capital expenditures of $92,000 and $188,000 for the quarter and nine-month period ended March 31, 1995, respectively, were used to purchase manufacturing equipment. The Company anticipates continued improvements in the manufacturing process, lower unit manufacturing cost and improved gross margins as a result of these capital expenditures.

Results of Operations

Net sales for the quarter and nine-month period ended March 31, 1995 were $3,177,000 and $9,051,000 respectively. This represents an increase of 3.1% for the quarter and decrease of .5% for the nine months ended March 31, 1995 when comparing to the comparable periods for the prior year.

Waters Medical Systems' net sales for the quarter and nine-month period ended March 31, 1995 were $578,000 and $1,885,000 respectively. This represents an increase of 4.9% for the quarter and 9.9% for the nine months ended March 31, 1995 when comparing to the comparable period of the prior year.

Sales declines were experienced in the American FarmWorks Division of the Company for the quarter and nine months ended March 31, 1995. Net sales for American FarmWorks for the quarter and nine months ended March 31, 1995 were $2,188,000 and $6,189,000 respectively. This represents a 6.7% decrease for the quarter and a 5.2% decrease for the nine months ended March 31, 1995 when comparing to the comparable periods of the prior years. This reduction represents the planned discontinuance of certain accessory products.

Midwest WireTech had net sales of $411,000 for the quarter and $977,000 for the nine months ended March 31, 1995. This represents an increase of 94.8% for the quarter and 14.0% for the nine months ended March 31, 1995 when comparing to the comparable periods of the prior year. The Company will continue to identify and establish new product technologies and growth opportunities in contract manufacturing.

Net income for the Company for the quarter and nine-month period ended March 31, 1995 was a profit of $71,000 and a profit of $141,000 respectively. This compares comparably to the loss of $46,000 for the quarter of the prior year and profit of $74,000 for the comparable nine months of the prior year. The nine month results represent an increase of 90% from the comparable period of the prior year. This increase was achieved despite a one-time reorganization charge of $139,000 relating primarily to employee termination expense during the first half of fiscal year 1995. This reorganization charge was incurred in connection with productivity improvements within the entire organization, but principally in its American FarmWorks business unit.

The Company settled a claim involving a breach of contract with a supplier during October 1994. The settlement required a payment by the Company in October 1994 in the amount of $75,000. The Company had accrued an estimated amount of $50,000 with respect to this claim in Fiscal Year
1994 and recorded an additional $25,000 in the quarter ended December 31, 1994.

The Company's previously announced order from Argon Medical for Thermal Dilution Cardiac Output computers has been canceled by Argon Medical. Argon made no complaint about the price or quality of the Company's product. The order, originally expected to generate sales of $300,000 in each of Fiscal Year 1995 and 1996, has resulted in sales of $254,000 to date. The Company's management feels the Argon order cancellation will not significantly impact Fiscal Year 1996 earnings.

                   PART II - OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

        a. Exhibits

           27 Financial Data Schedule (submitted only in electronic format).

        B. Reports on Form 8-KSB

           No reports have been filed on Form 8-K during the last quarter of the period covered by this report.

                      WATERS INSTRUMENTS, INC.

                           SIGNATURES


       Pursuant to the requirement of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WATERS INSTRUMENTS, INC.
                                   Company


May 12, 1995                       Jerry W. Grabowski
Date                               Jerry W. Grabowski
                                   President
                                   Chief Executive Officer
                                   Chief Financial Officer