Form 10KSB
period 1995-06-30
WATERS INSTRUMENTS INC
filed 1995-09-15
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM  10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended June 30, 1995 Commission file number 0-1388
WATERS  INSTRUMENTS,  INC.
State of Incorporation:  Minnesota
IRS Employer Identification No. 41-0832194

2411 Seventh Street, NW. Rochester, Minnesota  55901
(507)288-7777

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 Par Value Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange  Act  of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No

Check  if there is no disclosure of delinquent filers in
response to  Item  405 of Regulation S-B contained in this
form,  and  no disclosure  will  be  contained,  to  the
best  of  Registrant's knowledge, in definitive  proxy  or
information   statements incorporated by reference in Part
III of this Form 10-KSB or  any amendment to this Form 10-
KSB. X

The  net sales for the Company for the Fiscal Year Ended
June 30, 1995 were $13,094,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1995 was $6,064,095.

The number of shares outstanding of the Company's Common
Stock on August 31, 1995 was 1,462,271.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 28, 1995.

Transitional Small Business Disclosure Format (Check One)
Yes No X

PART I ITEM 1. BUSINESS
(a)  Business Development
Waters Instruments, Inc., a Minnesota corporation since
1960,  is a   customer-driven,  electronics  manufacturer
and   world-wide marketer   of   network  interconnect,
contract   manufacturing, consumer  farm, and medical
products. During Fiscal Year 1995, sales were conducted through four principal business units of the Company: Farm Products {d.b.a. American FarmWorks (AFW)}; Medical Systems
{d.b.a.  Waters  Medical  Systems  (WMS)};   Electrical
Products {d.b.a. Waters Technical Systems (WTS) and formerly known as Midwest WireTech}; and Network Connectivity Products {d.b.a. Waters Network Systems
(WNS)}.
(b)  Business of Issuer
(1)  American FarmWorks
American FarmWorks has been engaged primarily in the manufacture and sale of electric fence controllers for livestock containment. The Company considers itself the largest of the five major suppliers of such controllers in the United States. Fence controllers convert both AC and DC power into low-current, high-voltage impulses on a wire fence producing a stinging but safe shock.

As a result of a program the Company started in October of 1993, a new line of fence controller models with improved manufacturing processes went into production in September 1994. These products and new manufacturing processes require fewer employees. As a result of these productivity improvements, the Company reduced its workforce by twenty-nine employees during September of 1994. This employment reduction took place principally in the American FarmWorks business unit.

In Fiscal Year 1995, the Company began manufacturing and marketing a new line of mini-solar powered fence controllers to satisfy existing demand in the marketplace.

Sales by American FarmWorks are made primarily through major farm equipment distributors, suppliers and retailers. During Fiscal Year 1995, sales to American FarmWorks' three largest customers accounted for approximately 24.8% of American FarmWorks' total sales or 16.9% of the Company's total sales.

American  FarmWorks sells directly to end users and  through representatives.  Sales by American FarmWorks in Fiscal Year
1995  were 68% of the Company's total sales compared to  73%
in Fiscal Year 1994.

There were no significant sales from American FarmWorks made to governmental agencies; likewise, there were no contracts
subject  to  renegotiation.   Raw  materials  used  in the
production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers, although the trademarks associated with the business are believed to be of value. The Company's trademarks include: American FarmWorks, Blitzer, BullDozer, Captivator, Cobra,
Dyna-Charge,    Electro-Line,    HOL-DEM,     Hot Spark,
International,  Sting  Ray, Solar  Blitz,  Solar  Bull,  and
Jewel.

The business of American FarmWorks is seasonal. Greater customer demand occurs in the spring and summer months. Backlog is not significant in this unit's operations since orders are generally filled relatively soon after receipt.

(2)  Waters Medical Systems

Waters Medical Systems includes sales of cardiovascular and organ preservation products. This business unit is engaged in the manufacture and sale of a relatively small number of electro-medical instruments for hospital and laboratory use. The Company is one of several medical equipment manufacturers, and its position in the total medical instrument field is minor. Sales by Waters Medical Systems in Fiscal Year 1995 represented approximately 19% of the Company's total sales compared to 17% in Fiscal Year 1994.

Sales  of  Waters Medical Systems' products are  made  to  a large number of customers in the health care field. No significant sales are made to the United States Government and no contracts are subject to renegotiation. No unusually large working capital amounts are required by this business unit, but accounts receivable can approach two months of sales due to the slow reimbursement practices of third-party insurers and administrators.

Waters Medical Systems experiences no significant order backlog and is generally able to fill orders reasonably soon after receipt. Raw materials necessary in the manufacture of this business unit's products are generally available from a number of suppliers. During Fiscal Year 1993 a supplier of a raw material used in the manufacture of the Company's disposable organ cassette discontinued production of the raw material. The final lot purchase that was made in Fiscal Year 1993 provided the Company with approximately a two-year supply. During Fiscal Year 1995, the Company identified a replacement material from an approved supplier.

The  Company  holds several patents relating to its  current and new medical product lines. The significance of the patents on new products to the Medical Systems business unit cannot presently be determined. Waters Medical Systems experiences no seasonal variation in its business. Government Regulation. The products of Waters Medical Systems are subject to governmental regulation by the Food and Drug Administration (the "FDA") under the Federal Food and Drug and Cosmetic Act (the "FDCA"). The FDA classifies medical devices into (3) categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and recordkeeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices require premarket approval to assure product safety and effectiveness.

Before  either a Class I or Class II device may be marketed,
Section 510(k) of the FDCA requires that the manufacturer submit a premarket notification of its intent to market the device to the FDA at least 90 days before marketing begins. If the FDA accepts the sufficiency of the premarket notification, the device may then be marketed. While this FDA decision may be reached within the 90-day period, it often takes a longer period of time and marketing may be delayed.

At present, all of the products of Waters Medical Systems are Class II devices and appropriate marketing approvals have been received from the FDA. However, failure to obtain, or delays in obtaining, the required approvals for any new versions of the present product offerings or future new products could adversely affect Waters Medical Systems, as could any product recall.

All manufacturers of medical devices are subject to general controls of FDA, which presently include regulations on annual registration, device listing, good manufacturing practices, labeling, and the misbranding and adulteration provisions of the FDCA. The FDCA also provides for the unscheduled inspection of facilities. Waters Medical
Systems   believes  that  it  is  in  compliance  with all
applicable FDA regulations and practices, and that continued
compliance   will  not  result  in  significant additional
expenditures.

(3)   Waters  Technical Systems (formerly known  as  Midwest
WireTech)

Waters Technical Systems performs contract manufacturing including product assemblies, and cable harness assemblies sold on a specific order basis mainly to computer, communication, and office equipment manufacturers. Cable harness assemblies are used to make multiple electrical connections. The industry in which the business unit operates is marked by a large number of relatively small suppliers operating predominantly on a regional basis. The Company believes Waters Technical Systems competes effectively within Minnesota. The Company, in Fiscal Year 1995, made investments in sales and marketing to provide long-term sales growth in this business unit. Sales for Fiscal Year 1995 for Waters Technical Systems were $1,603,000. This represents a 36% increase over the Fiscal Year 1994 net sales of $1,178,000.

In Fiscal Year 1995, Waters Technical Systems served a relatively small number of customers, with ten customers representing $1,309,000 or about 82% of the business unit's sales.

As of June 30, 1995, Waters Technical Systems' backlog of orders was $360,000. This compares to an order backlog of $365,000 at June 30, 1994, all of which orders are scheduled to be filled within 12 months.

This business unit is often required to order significant inventories of raw materials to provide lead time for meeting delivery requirements. Raw materials necessary to this unit's business are generally available from a number of suppliers. Patents and proprietary rights are of no significance to its business. This business unit has no current contracts with the United States Government and therefore no contract is subject to renegotiation.

(4)  Waters Network Systems

During Fiscal Year 1995, Waters Network Systems began manufacturing and marketing a wide range of connectivity products for Token-Ring and Ethernet LANs, designed specifically for school systems. The products offer the ability to network computers throughout school systems. Waters Network Systems' sales for Fiscal Year 1995 were $144,000.

(5)  Information as to Company's Business as a Whole

During  Fiscal Year 1995, the Company expended  a  total  of
$480,000  for  research  and development  activities.   This
compares to spending of $350,000 in Fiscal Year 1994.

The  Company  had a total of 168 employees as  of  June  30,
1995,  of  which 98 were regular full-time employees.   This
compares to a total of 135 employees as of June 30, 1994, of which 122 were regular full-time employees.

(c)   Financial Information About Foreign and Domestic
Operations and Export Sales.

The Company maintains no office or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $480,000 in Fiscal Year 1995, compared to $502,000 in Fiscal Year 1994. Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries. The Company has no significant activities outside of the United States.


PART 1    ITEM 2    PROPERTIES
The Company owns a 66,000 square-foot, steel and cement block building located on 13.4 acres in Valley High
Industrial  Park, Rochester,   Minnesota.   The  building
houses   the   corporate headquarters  and production
facilities for all of  the  business units.   Fourteen
thousand square feet are devoted to office  and engineering
space  and  the  remaining   area   is   used for
manufacturing and warehousing, approximately 15% by Waters Medical Systems, 25% by Waters Technical Systems, 55% by American FarmWorks, and 5% by Waters Network
Systems.    The  Company currently  leases 1200 square feet
of office space in a Wayzata, Minnesota office complex for use as sales and development offices.

The Company believes that insurance coverage on its properties is adequate.


PART 1    ITEM 3    LEGAL PROCEEDINGS

In June 1993, an attorney representing Cook Composites and Polymers Company ("CCP"), notified the Company that CCP believes it has evidence that the Company is responsible
for groundwater pollution    in Saukville, Wisconsin,
attributable to trichlorethylene ("TCE"). From approximately 1961 to November 1971, the Company had leased and occupied property in Saukville as the manufacturing site for its Northern Signal Division.

CCP is the apparent successor to Freeman Chemical Corporation ("Freeman"), which operated a manufacturing facility in Saukville adjacent to the Company's leased property. In 1987, Freeman executed a consent decree with the US Environmental Protection Agency ("EPA"). Under that decree, executed pursuant to the EPA's authority under the Resource Conservation and Recovery Act ("RCRA"), Freeman agreed to clean up pollution attributable to numerous chemicals, including TCE, at Saukville. CCP's attorney advised the Company that CCP has assumed responsibility for Freeman's Saukville cleanup and that CCP's cleanup costs to date were substantial. Neither the Company nor its counsel have had contact with CCP or its counsel since January 1994.

Neither the EPA nor the Wisconsin Department of Natural
Resources have notified the Company that it may have violated any environmental laws or may be liable for the contamination at Saukville.

Wedge-Loc Company vs. Waters Instruments, Inc. The Company was sued in February 1994 by Wedge-Loc Company in federal district court in Arizona. The Company was a distributor of Wedge-Loc products pursuant to a written agreement. Wedge-Loc terminated the agreement because of alleged insufficient purchases by the Company. Wedge-Loc then started a declaratory judgment action to determine whether its termination of the agreement was proper and whether it was entitled to recover damages because of the Company's alleged breach of the agreement. The Company does not believe the results of this action will have a material adverse affect on the Company's future financial results.

During Fiscal Year 1995, the Company did not have and currently does not have any other legal proceedings pending which are material to its business or financial position.


PART 1    ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY  HOLDERS
No matters were submitted to a vote of the Company's
shareholders during the fourth quarter of the Company's 1995
Fiscal Year.
PART  II    ITEM  5.   MARKET FOR THE REGISTRANT'S  COMMON
STOCK AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the NASDAQ National Market System under the symbol WTRS. Below are the high and low bid prices for each quarter of Fiscal Years 1995 and 1994 as reported on the NASDAQ/NMS. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

1995                               High              Low
    First Quarter                  2-1/4            1-1/4
    Second Quarter                 2-1/2            1-3/8
    Third Quarter                  2-3/4            1-1/4
    Fourth Quarter                 3-3/4            2-1/4
1994
    First Quarter                  2-3/4            2
    Second Quarter                 2-1/2            1-1/2
    Third Quarter                  2-9/16           1-7/8
    Fourth Quarter                 2-1/2            1-7/8


As   of  August  31,  1995  the  Company  had  approximately
918 shareholders of record.


Dividend Summary

The Board of Directors of the Company declared a dividend at a regularly scheduled meeting held on October 27, 1994. The dividend was based on Fiscal Year 1994 operating results. The dividend payment was made by the Company in December 1994 at the rate of $.04 per share, or an aggregate amount of $58,000. The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held on October 19, 1995.

PART  II    ITEM  6.    MANAGEMENT'S DISCUSSION AND
ANALYSIS  OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The  Company's  cash balance on June 30, 1995 was
$1,241,000,  an increase  of $276,000 from its June 30, 1994 balance of $965,000. Improved operating results during Fiscal Year 1995 contributed to the Company's cash position and liquidity at June 30, 1995.

The  Company's  working capital position at  June  30,  1995 was $3,134,000, an increase of 15% from the $2,732,000
amount at June 30, 1994.

In February 1995, the Company renewed a $750,000 line of credit with its Bank. The line of credit carries an interest rate of 0.75% over the bank's base (prime) rate.
The prime rate was 9.0% at June 30, 1995. The Company had not borrowed against the line of credit during Fiscal Year
1995 and believes that its existing funds, cash generated from operations and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

In September 1995, the Company's bank offered to increase the line of credit from $750,000 to $1,000,000. The bank's offered line of credit charges interest at the bank's base (prime) rate. It is management's intention to accept the bank's loan commit-ment and extend it to November 30, 1995.

Capital  expenditures were $266,000 during Fiscal Year
1995,  an increased  amount of $27,000 from Fiscal Year
1994.  The  Company anticipates   continued   improvements
in   its   manufacturing processes,  lower  unit costs, and
improved gross margins as a result of these capital expenditures.

Reductions of long-term debt, primarily lease payments on the Company's computer software, of $89,000 were the other major cash transactions in Fiscal Year 1995.

RESULTS OF OPERATIONS

Fiscal Year 1995 Compared with Fiscal Year 1994

Net  sales for Fiscal Year 1995 were $13,094,000, an
increase  of 3.3%  from  net sales of $12,675,000
experienced in  Fiscal  Year 1994.   Net  sales  in Waters
Medical Systems  advanced  9.7%  in Fiscal  Year  1995
compared to Fiscal Year 1994.   Net  sales  in Waters
Technical Systems (formerly known as Midwest WireTech) increased 36.1% in Fiscal Year 1995 compared to Fiscal Year
1994.

Net sales declined 3.9% in American FarmWorks in Fiscal Year
1995 compared to Fiscal Year 1994. This reduction represents the planned discontinuance of certain accessory products.

Additional comparative information about industry segments can be found in Note 9 to the Financial Statements under
Item 7 in  this Form 10-KSB.
The gross profit improved in Fiscal Year 1995 to 29.3% of net sales from 26.9% for Fiscal Year 1994. Productivity improvements within the entire organization, but principally in its American FarmWorks' business unit
contributed to  improvement  in  gross profit.   Starting in
October 1993, the Company  commenced  on  a program
designed  to  reduce  manufacturing   cost   of   fence
controllers in its American FarmWorks' business unit. Gross profit in Fiscal Year 1993 was 26.6% of net sales.

Operating expenses were $3,401,000 for Fiscal Year 1995, representing an increase of $293,000 from the comparable figure of $3,108,000 for Fiscal Year 1994. Increases in selling expenses of $80,000 and engineering expenses of $130,000 account for 71.7% of the increase when comparing to the comparable period for the prior year. Increased cash balances during Fiscal Year 1995 provided interest income of $48,000 compared to interest income of $19,000 during Fiscal Year 1994.

Interest expense, principally lease financing on the Company's computer equipment and software, were $19,000 during Fiscal Year 1995 compared to $22,000 in Fiscal Year
1994.


Other income of $91,000 for Fiscal Year 1995 represents $19,000 for sales tax refunds received by the Company. In addition, the Company sold 97,000 square feet of unoccupied land adjacent to its manufacturing facilities for a gain of $44,000. The current year's other income includes the receipt of $31,000 as final distribution in connection with a bankruptcy case involving Storage Technology Corporation. The receipt concludes this bankruptcy case. The prior year's other income included the receipt of $50,000 for the sale of the Company's rights to Cardiosol, a discontinued research and development project.

Net  income for the Company for Fiscal Year 1995 was a
profit  of $458,000.   Included in this amount was a one-
time reorganization charge  of  $139,000  relating primarily
to employee  termination expense.   This reorganization
charge was incurred in connection with productivity improvements within the entire operation, but principally in its American FarmWorks' business unit. This compares to a net income of $255,000 for Fiscal Year 1994.

The Company posted a net loss of $432,000 for Fiscal Year
1993.

The primary reasons for the Company's improvement in net income since Fiscal Year 1993 were improving operating profit results and funding business growth opportunities.

The income tax provision is lower than expected as a result of change in the realizability of the deferred tax assets.

The Company settled a claim involving a breach of contract dispute with a supplier during October 1994 in the amount of $75,000. The Company had accrued an estimated amount of $50,000 during Fiscal Year 1994 and recorded an additional $25,000 in Fiscal Year 1995.

The   Company  from  time-to-time  creates  reserves   for
loss
contingencies based on the Company's estimates of the expected size of such losses.

PART II   ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


(a) The following documents are filed as part of this report:


(1)  Financial Statements:
                                                 Page Number
     Independent Auditor's Report                       11
     Management's Responsibility for Financial Reporting12
     Balance Sheets as of June 30, 1995 and 1994        13
     Statements of Operations and Retained Earnings     14
     Statements of Cash Flows                           15
     Notes to Financial Statements                 16 - 24

Independent Auditor's Report
To the Stockholders and Board of Directors
Waters Instruments, Inc.
Rochester, Minnesota

We have audited the accompanying balance sheets of Waters Instruments, Inc. as of June 30, 1995 and 1994, and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Rochester, Minnesota
August 17, 1995

Management's Responsibility for Financial Reporting


August 17, 1995


To the Stockholders of Waters Instruments, Inc.
Rochester, Minnesota


The management of Waters Instruments, Inc. has prepared and is responsible for the financial statements and related financial information contained in this report. The financial statements were prepared in accordance with generally accepted accounting principles, using management's best judgment and estimates. The other financial data contained in this report is consistent with that in the financial statements.

The   Company  maintains  internal  accounting  control
systems designed   to  provide  reasonable  assurance  that
assets are safeguarded  from  loss  or  unauthorized  use.
The management further maintains that it is conducting its affairs according to the highest of personal and corporate conduct. We believe our systems for these purposes are effective and the cost of the systems does not exceed the benefits obtained.

The Audit Committee, composed exclusively of outside directors, meets periodically with the Company's management and independent auditors on financial reporting matters.
The independent public accountants have free access to the Audit Committee and have met with the Committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

McGladrey & Pullen, LLP, independent auditors, are engaged to audit Waters' financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, the Waters' financial position, results of operations, retained earnings, and cash flows.





Jerry W. Grabowski

Chief Financial Officer

B a l a n c e   S h e e t s


in Thousands                             1995      1994
Current assets
   Cash and equivalents (Note 2)       $1,241      $965
   Trade receivables (Note 3)           2,150     1,609
   Inventories (Note 4)                 1,741     1,794
   Prepaid expenses                        57        58
   Deferred income taxes (Note 6)         260       168
Total current assets                    5,449     4,594

Property, plant and equipment (Note 5)
   Land                                   237       330
   Building                             1,291     1,255
   Machinery and equipment              1,534     1,444
   Office furniture and equipment       1,003       939

Less accumulated depreciation           2,605     2,396
Net property, plant, and equipment      1,460     1,572

Other assets
   Costs in excess of net assets of
    businesses acquired, net of amortization115     133
   Investments                              4         4
Total other assets                        119       137
Total assets                           $7,028    $6,303

Current liabilities
Current maturities of long-term debt (Note 5)      $101
$88
Trade payables                          1,166       724
Accrued expenses
Salaries, wages, and other compensation   464       558
Product warranties (Note 1)               305       275
Other accrued liabilities                 279       217
Total current liabilities               2,315     1,862
Long-term debt (Note 5)                    17       112
Deferred income taxes (Note 6)             30        63
Stockholders' equity (Note 7)
Preferred stock, par value $25,
Authorized, 120,000 shares
issued and outstanding, none
Common  stock, par value $.10  per  share,
authorized 5,000,000 shares issued
and outstanding, shares (1995 and 1994
1,462,271                                 146       146
Additional paid-in capital              1,246     1,246
Retained earnings                       3,274     2,874
Total stockholders' equity              4,666     4,266
Total liabilities and equity           $7,028    $6,303


Notes to Financial Statements are an integral part of these Balance Sheets


S t a t e m e n t s   o f   O p e r a t i o n s  a n d   R e
t a i n e d    E a r n i n g s

                                     Year Ended June 30
in Thousands                             1995      1994
Net sales                             $13,094   $12,675
Cost of goods sold                      9,263     9,264
Gross profit                            3,831     3,411
Operating expenses
   Administrative                       1,272     1,189
   Selling                              1,649     1,569
   Research and development               480       350
Total operating expenses                3,401     3,108
Operating income                          430       303
Other income
   Interest income                         48        19
   Interest expense                      (19)      (22)
   Other income, net                       91        35

Income before income taxes                550       335
Income tax provision (Note 6)              92        80

Net income                                458       255
Retained earnings - beginning of year   2,874     2,619
Dividends paid - December 1994 - $.04      (58)       0
Retained earnings - end of year        $3,274    $2,874
Earnings per common share                $.31      $.17



Notes to Financial Statements are an integral part of these Statements



S t a t e m e n t s   o f   C a s h   F l o w s


in Thousands                             1995      1994
Cash flows from operations
Cash received from customers          $12,553   $12,659
Interest received                          48        19
   Income Taxes refunded                    0        46
      Cash provided from operations    12,601    12,724
Cash paid to suppliers and employees   11,819    11,870
Interest paid                              19        22
   Income taxes paid                      230         0
      Cash disbursed for operations    12,068    11,892

Net cash provided by operations           533       832

Cash flows from investing
   Capital expenditures                 (259)     (239)
     Proceeds from sales of property and
      equipment                           149         0
   Other assets decrease                    0        31
      Net cash used for investing       (110)     (208)

Cash flows from financing
   Payments of long-term debt            (89)      (58)
   Dividends paid                        (58)         0
      Net cash used for financing       (147)      (58)

Net increase in cash and equivalents      276       566

Cash and equivalents, beginning of year   965       399
Cash and equivalents, end of year      $1,241      $965

Reconciliation of net income to net cash
  from operations:
   Net income                            $458      $255
   Depreciation and amortization          298       275
   Gain on sale of property and equipment(51)         0
   Provision for losses on accounts
   receivable                             12        12
   Changes in assets and liabilities
      Accounts receivables              (553)      (28)
      Refundable income taxes               0        51
      Inventories                          53      (21)
      Prepaid  expenses and  deferred
      income                              (91)      73
       taxes
      Trade payables                      442     (135)
      Accrued expenses                    (2)       393
      Deferred income taxes              (33)      (43)
Net cash from operations                 $533      $832


Notes to Financial Statements are an integral part of these Statements


N o t e s   t o   F i n a n c i a l   S t a t e m e n t s

1. N a t u r e   o f   B u s i n e s s   a n d S i g n i f i
c a n t   A c c o u n t i n g   P o l i c i  e s


A. N a t  u r e    o f   B u s i n e s s


The  Company  operates  four principle  business  groups:
Waters Network Systems (WNS), Waters Technical Systems (WTS, formerly known as Midwest WireTech), American FarmWorks (AFW), and Waters
Medical  Systems  (WMS).   The sales of products  from  all
four business  units  occur  principally  within  the
United  States. Waters  Network Systems, a newly formed
business unit,  addresses local area   network  connectivity
solutions  for   the   K-12 educational market.  Waters
Technical Systems is engaged in the subcontract manufacturing of product assemblies and cable harness
assemblies   for  the  communications  and  computer
industries. American   FarmWorks  manufactures  and  sells
electric   fence controllers  for animal management to
retailers. Waters Medical Systems produces medical equipment and analytical instruments for hospital and laboratory use. The Company extends credit in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.


B. I n v e n t o r i e s

Inventories are recorded at the lower of FIFO (first-in, first-out) method cost or market.

C. P r o p e r t y,   P l a n t, and  E q u i p m e n t

Property,   plant  and  equipment  are  recorded  at  cost
less accumulated  depreciation.   Depreciation  is  computed
on the straight-line method over estimated useful lives of 5 to 40 years for buildings and improvements, 3 to 10 years for machinery, equipment, and office furniture. The present values of capital lease obligations are classified as long-term debt and the related assets
are  included  in  equipment.   Amortization  of equipment
under capital leases is included in depreciation expense.

D. I n c o m e    T a x e s

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets
will not  be realized.   Deferred tax assets and liabilities
are adjusted for the effects of changes in tax laws and rates on the date of enactment.

E. I n t a n g i b l e   A s s e t

Cost  in excess of net sales acquired is amortized on a
straight-line   basis  over  a  twenty-year  period
beginning  in   1983. Amortization  of  $18,000  is
recorded  annually.    Accumulated amortization at June 30,
1995 and 1994 was $235,000 and $217,000, respectively.

F. R e s e a r c h    a n d   D e v e l o p m e n t

Research and Development costs are expensed as incurred.

G. E m p l o y e e   B e n e f i t s

The Company has a 401(k) deferred savings plan for all employees who have completed six months of service. The Company may make matching and discretionary
contributions.   The  Plan  has   a calendar  year-end.
During the year ending  June  30,  1995  the Company accrued
$11,000  in  anticipation   of   a   matching contribution
subject to Board approval. The Company did not make a matching contribution for the year ending June 30, 1994.
The Company offers medical insurance to its employees which it self-insures up to $25,000 per individual and $1,000,000 in aggregate.


H. E a r n i n g s  P e r  C o m m o n  S h a r e

Earnings per common share amounts were computed using the weighted average number of shares outstanding during each year. Average shares outstanding for years ending June 30, 1995 and 1994 were 1,462,271 and 1,460,938,
respectively.   Options  for purchase of stock which are
common stock equivalents do not have a material dilutive effect on per share amounts and have not been included in the computations.

I.   S t a t e m e n t  o f  C a s h   F l o w s

For purposes of the statement of cash flows, highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents.

J.   P r o d u c t   W a r r a n t y

The   Company's  products  are  currently  covered   by
product warranties for one year after date of purchase. At the time of sale, the Company recognizes an estimated warranty cost based on prior history and expected future claims.

2. C a s h  a n d   E q u i v a l e n t s

At June 30, 1995 and 1994, the Company had cash balances totaling $294,000 and $181,000, respectively, at one
bank  located  in Minnesota.   The  balances are insured  by
the Federal Deposit Insurance Corporation up to $100,000. In addition, the Company maintains cash balances in a mutual fund with Norwest Funds. Such funds are not insured and totaled $947,000 at June 30, 1995 and $784,000 at June 30, 1994.

3. T r a d e    A c c o u n t s    R e c e i v a b l e

Trade accounts receivable consist of the following:

in Thousands                             1995      1994
Trade accounts receivable              $2,181    $1,663
Less allowance for doubtful accounts       31        54

Totals                                 $2,150    $1,609


4. I n v e n t o r i e s
Inventories consist of the following:

in Thousands                             1995      1994
Raw materials                          $1,261      $927
Work-in-process                           267       235
Finished goods                            213       632
Totals                                 $1,741    $1,794


5. L o n g  -  T e r m  D e b t

Long-term debt consists of the following:

in Thousands                             1995      1994
Capital lease obligations due in
varying monthly installments
through March 1999 secured by related
equipment                                $118      $200
less current maturities                   101        88
Net long-term debt                        $17      $112




Scheduled maturities, by fiscal year, of long-term debt are as follows:

1996                         $101
1997                           12
1998                            3
1999                            2
Total long-term debt         $118

At June 30, property, plant and equipment includes the following amounts for capital leases:

                                         1995      1994
Office furniture and equipment           $398      $390
Accumulated amortization                  261       194
Net assets under capital lease           $137      $196


At   June  30,  1995,  the  Company  had  the  following
minimum commitments for payment of rentals under capital leases:

1996                                  $ 109
1997                                     13
1998                                      3
1999                                      3
Total lease commitments               $ 128
Less   amount  representing interest     10
Present   value  of   lease
payments, included in long-term debt  $ 118


6. I n c o m e   T a x e s

The income tax provision charged to continuing operations for the years ended June 30, 1995 and 1994 are as follows:

in Thousands                             1995      1994
Current:
   US federal                            $214      $121
   State                                    3         2
Total Current                             217       123
Deferred:
   US federal                           (107)      (43)
   State                                 (18)         0
Total Deferred                          (125)      (43)
Total current and deferred:               $92       $80

The income  tax provision differs from the amount of income
tax determined by applying the US federal income tax rate
to  pretax income for the continuing operations for the
years ended June 30, 1995 and 1994 due to the following:
                                         1995      1994
Computed "expected" tax expense          $187      $114
Increase(decrease)in income taxes
 resulting from:
   Non-deductible expenses                34          7
   Change in Valuation Allowance        (107)         0
   State taxes net of NOL carryforward    (1)         2
   Tax credits                           (20)      (34)
   Other                                  (1)       (9)
Total                                     $92       $80

Net deferred tax assets consist of the following components
as of June 30, 1995:
                                         1995      1994
Deferred tax assets
Employee benefits and severance           $86     $ 108
Inventory and receivable allowances        70        53
Warranty and contingency reserves         189       146
Other                                       0        53
Total deferred tax assets                 345       360
Less valuation  allowance                (85)     (192)
Net deferred tax assets                  $260      $168
Deferred tax liabilities
   Property and equipment               $(30)     $(63)

7. S t o c k   O p t i o n s

An Incentive Stock Option Plan was adopted in 1985 (the "1985 ISO Plan") and 150,000 shares of common stock were reserved for future stock options to be granted on a one-for-one basis. The Plan terminated on March 20, 1995. Options under the 1985 ISO Plan were granted to eligible employees at not less than 100% of fair value of the Company's common stock. The options had terms which ranged from twenty percent of the options exercisable annually beginning six months from date of grant, to fifty percent of the options exercisable annually beginning one year from date of grant. Options could be exercised over terms not to exceed 10 years. The following is a summary of transactions.

                                         1995      1994
Options outstanding beginning of year: 59,500   104,500
   Terminated                          59,500  (95,000)
   Granted                              5,000    50,000

Options outstanding,  end  of year      5,000    59,500
($2.1875 to $4.66))

Options exercisable, end of year            0     9,500
($4.66)

A  Nonqualified Stock Option Plan was also adopted  in  1985 and 45,000  shares  of common stock were reserved for future grants. Under  this  Plan, the Company could grant options
to  directors. Options  granted  were at approximately the
fair value  of  the Company's   common  stock.   The
following  is  a   summary   of transactions:

                                         1995      1994
Options outstanding beginning of year:  6,000     6,000
   Terminated                           6,000         0

Options  outstanding and  exercisable,      0     6,000
end of year ($3.33)


The Board of Directors adopted the 1995 Stock Option Plan (the "Plan") in May 1995 subject to shareholders approval at the Company's annual meeting in October 1995. The Plan combines both the Incentive and Nonqualified Stock Option plans under which 150,000 shares of common stock were reserved for future stock options to be granted on a one-for-one basis. Options may be granted to eligible employees and directors at not less than 100% of fair value of the Company's common stock. Options may be exercised over terms not to exceed 10 years. The following is a summary of transactions.

                                         1995
Options outstanding at 5-1-95:              0
   Terminated                               0
   Granted                             50,000

Options outstanding,  end  of year     50,000
($2.1275)

Options exercisable,  end  of year     50,000
($2.1275)

8. O t h e r   M a t t e r s

The Company has a $750,000 line of credit with its bank. Borrowings under the line are charged interest at 0.750% over the prime rate and are collateralized by accounts receivable and inventories. The prime rate was 9.0% at June 30, 1995. The credit agreement expires
November 30, 1995. The loan agreement requires the Company to meet certain financial ratios and covenants. There were no borrowings outstanding under the line of credit at June 30, 1995.

The Company also has a documentary letter of credit to the purchase of inventories. At June 30, 1995, the Company had letter of credit facilities of $200,000, of which $17,000 of letter of credit commitments were outstanding.

The Company has been asked by an unrelated company to voluntarily contribute to the cost of cleaning up pollution in connection with land near a manufacturing facility the former Flo-Tronics, Inc. had leased and occupied from approximately 1961 to 1971 for its Northern Signal Division. (Flo-Tonics was a predecessor of Waters Instruments, Inc.) At no time has there been a notice from either the Environmental Protection Agency or the Wisconsin Department of Natural Resources that the Company has violated environmental laws or regulations and no enforcement proceedings against Waters Instruments, Inc. have been commenced.

9. I  n d u s t r y   S e g m e n t s   a n d  S i g n i f i
c a n t    C u s t o m e r s

Operating  income  is  total  revenue  less  operating
expenses, excluding  interest and general corporate
expenses.  The  Company did  not  have any sales between
industry segments.  Identifiable assets   by  industry
segment  includes  both  assets   directly identified  with
those  operations and  an  allocable  share  of jointly
used assets.  General corporate assets consist primarily of
cash,  cash  equivalents and building costs.   The
following table summarizes data by industry segment ($'s in 000's).

in Thousands                             1995      1994
Net Sales
   WNS                                   $144        $0
   WTS                                  1,603     1,178
   AFW                                  8,914     9,279
   WMS                                  2,433     2,218
                                      $13,094  $ 12,675
Operating Income (Loss)
   WNS                                  $(38)        $0
   WTS                                    (6)        34
   AFW                                    824       660
   WMS                                    923       798
                                       $1,703    $1,492
General Corporate Expenses, net         1,153     1,157
Income before income taxes               $550      $335
Capital Expenditures
   WNS                                    $11        $0
   WTS                                     26         4
   AFW                                    112       171
   WMS                                     38         2
                                          187       177
Depreciation and Amortization
   WNS                                     $2        $0
   WTS                                     10        10
   AFW                                     74        83
   WMS                                     42        42
                                         $128      $135
Identifiable Assets
   WNS                                   $334        $0
   WTS                                    544       356
   AFW                                  2,711     2,797
   WMS                                    839       762
   Corporate                            2,600     2,388
                                       $7,028    $6,303
Significant customers
   WTS
   No. of customers                        10        10
   Sales to those customers            $1,309      $899
   AFW
   No of customers                          1         1
   Sales to that customer              $1,435    $1,208


PART   II     ITEM   8.    CHANGES  IN  AND  DISAGREEMENTS
WITH ACCOUNTANTS   ON  ACCOUNTING  AND  FINANCIAL DISCLOSURE

The Audit Committee of the Company approved and recommended to the Board of Directors and the Board of Directors approved that the firm of McGladrey & Pullen LLP be selected as the Company's independent auditors
beginning with the fiscal year ending  June 30,  1994.   The
firm of Boulay, Heutmaker, Zibell & Co., had served as the Registrant's independent auditors for the fiscal year ending June 30, 1993. The firm of Boulay, Heutmaker, Zibell & Co. became the Company's independent auditors starting with the fiscal year ending January 31, 1986 and served in that capacity until the Board initiated the change that took place in May of 1994.

The Company believes there were no disagreements with Boulay, Heutmaker, Zibell & Co. within the meaning of Instruction 4 of Item 304 of Regulation S-B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure in connection with the audits of the Company's financial statements for the fiscal years ended June 30, 1993 and 1992 or for any subsequent interim period, which disagreements if not resolved to their satisfaction would have caused Boulay, Heutmaker, Zibell & Co. to issue an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

The firm of Boulay, Heutmaker, Zibell & Co. has issued an "unqualified opinion" on the Company's financial statements for the fiscal years ended June 30, 1993 and 1992. An "unqualified opinion" means there was no adverse opinion, no disclaimer of opinion, and there was no modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through present, there have been no reportable events (as defined in Item 304 of Regulation S-B) with Boulay, Heutmaker,
Zibell & Co.  The Company did  not  consult  with McGladrey
& Pullen LLP prior to their selection regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the most recent fiscal years through present.

A letter of Boulay, Heutmaker, Zibell & Co. addressed to the Securities and Exchange Commission was included as
Exhibit 16 to a Form 8-K filed in May of 1994. Such letter states that such firm agrees with the statements made by the Company in its SEC filing.

The change of auditors was approved by the Audit Committee and its Board of Directors of the Company on April 28, 1994.
There were no changes in or disagreements with accountants on accounting and financial disclosure.

PART  III   ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, AND CONTROL PERSONS;  COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT

Other than information included in "Executive Officers of the Company" which is set forth below, the additional information required under this item is incorporated by reference to pages 2 to 5 of the Company's definitive Proxy Statement for its Fiscal Year 1995 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

(a)  Identification

The names and ages of executive officers of the Company, their positions and offices presently held, and the period of service as such are as follows:

                                                  YEAR  IN
WHICH
NAME       AGE       POSITION(S)                 FIRST
BECAME
                                                   AN
OFFICER
Jerry W.    43    President, Chief Executive         1993
Grabowski          Officer,  Chief  Financial
                  Officer, Secretary, Treasurer,
                   and Director

Lewis N.    48    Vice President/Engineering         1992
Harrold

The following information is presented as to the business experience of each Executive Officer during the past five years:

Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company's Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer, Secretary and Treasurer in January 1995 to fill the position left vacant by the resignation of William Birmingham in December 1994. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division.

Mr.  Harrold was elected Vice President/Engineering in
August  of 1992.   He  has been employed by the Company for
more than five years and has served in a number of scientific, engineering and research roles, with a special concentration in the areas of medical device technology and product development.


* William J. Birmingham, former Chief Financial Officer, Vice President of Finance, Secretary, and Treasurer
resigned  in December  1994.   Jerry  W.  Grabowski  was
elected   to   serve additionally as Chief Financial Officer
to fill the vacancy left open by Mr. Birmingham's resignation. Robert D. Dunbar, former Vice President, also resigned in December 1994.

PART III  ITEM 10.  EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its Fiscal Year 1995 Annual Meeting of Shareholders.


PART  III   ITEM  11.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its Fiscal Year 1995 Annual Meeting of Shareholders.


PART   III    ITEM   12.   CERTAIN  RELATIONSHIPS   AND
RELATED TRANSACTIONS

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its Fiscal Year 1995 Annual Meeting of Shareholders.

PART IV   ITEM 13.  Exhibits and Reports on Form 8-KSB
(a)Exhibits:
See Exhibit Index following the signature page of this report.

(b)Reports on Form 8-K
There were no reports on Form 8-K filed by the Company during the fourth quarter of Fiscal Year 1995.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on September 7, 1995.

WATERS INSTRUMENTS, INC.




By: Jerry W. Grabowski
Jerry W. Grabowski
President,  Chief Executive, Chief Financial Officer,
Secretary, and Treasurer



Pursuant  to the requirements of the Securities Exchange
Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                       Title
Date
                              President, Chief
Jerry W. Grabowski            Executive  Officer,
Jerry W. Grabowski            Chief Financial
September 7, 1995
                              Officer, Secretary,
                              Treasurer, and Director

Stewart D. Siebens
Stewart D. Siebens         Chairman of the  Board
September 7, 1995
                           and Director

Charles G. Schiefelbein
Charles G. Schiefelbein    Director
September 7, 1995

Exhibit Index for Form 10-KSB (for the Fiscal Year ended
June 30, 1995)

3.1 Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company's
Annual  Report on Form 10-K for the fiscal year ended
January 31, 1989. *

3.2    Restated Bylaws, as amended to date. *

10.1 Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption "Compensation Plans" of the Company's definitive proxy statement for its 1989 Annual
Meeting of Shareholders. (1) *

10.2   1985  Incentive Stock Option Plan and Form of Stock
Option Agreement, incorporated  by  reference  to  Exhibit
10.4   to   the Company's Annual Report on Form 10-K for the
fiscal year ended January 31, 1985. *

10.3   1985  Nonqualified  Stock Option Plan and  Form  of
Stock Option Agreement, incorporated  by  reference  to
Exhibit   10.5   to   the Company's Annual Report on  Form
10-K for the fiscal year ended January 31,  1986. *

10.4 Distribution Agreement dated June 11, 1992 between the Company and Wisconsin Porcelain incorporated by reference to Exhibit
10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992. *

10.5   Employment  agreement  dated July  28,  1993  between
the Company and Gerald W. Grabowski incorporated by
reference to Exhibit 10.10  to the Company's Annual Report
on Form 10-KSB for the fiscal year ended June  30, 1993. (1)
*

10.6   Distributor's  Agreement dated October  26,  1992
between the Company and Wedge-Loc Company incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.


(1) Indicates a management compensatory plan.
*Incorporated by reference; SEC File No. 0-1388.