Form 10KSB/A
period 1995-06-30
WATERS INSTRUMENTS INC
filed 1995-11-01
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM  10-KSB-A

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

Check  if there is no disclosure of delinquent filers in
response to  Item  405 of Regulation S-B contained in this
form,  and  no disclosure  will  be  contained,  to  the
best  of  Registrant's knowledge, in definitive  proxy  or
information   statements incorporated by reference in Part
III of the Form 10-KSB or  any amendment to the Form 10-
KSB. X

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

27	Article 5 FDS for Fiscal Year Ended June 30, 1995

(1) Indicates a management compensatory plan.
*Incorporated by reference; SEC File No. 0-1388.