Form 10QSB
period 1995-08-30
WATERS INSTRUMENTS INC
filed 1995-11-13
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM
10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 1995. Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter.)

    Minnesota                                41-0832194
(State of other jurisdiction of            (IRS Employer
incorporation or organization)         Identification
No.)

2411 Seventh Street NW
Rochester, Minnesota  55901
(Address of principal executive offices)

(507) 288-7777
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant  (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90
days.
                Yes [ X ]   No [   ]
Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the latest
practical date:
Common Stock, $.10 Par Value - 1,462,271 shares
outstanding as of November 13, 1995.
Transitional Small Business Disclosure Format (check
              one) : Yes [   ]  No [ X ]

                            PART I FINANCIAL
                       INFORMATION WATERS INSTRUMENTS,
                       INC. Statement of Operations
                       (Thousands, except per share
                       data)
                                   For the Three Months
                                   Ended September 30,
                                1995            1994
                             (Unaudited)
                             (Unaudited)
NET SALES       $          3,476
$3,353
COST OF GOODS SOLD            2,470
2,407
     GROSS PROFIT              1,006     946
OPERATING EXPENSES
     Administrative              351    352
     Selling                      407   399
     Research and Development     89     77
Total Operating Expenses         847    828
OPERATING INCOME               159       118

OTHER INCOME (EXPENSE)
     Net Interest Income (Expense)     11
     4 Net Other Income (Expense)           -3
     -1
INCOME  BEFORE  INCOME TAX             167
121

INCOME TAX PROVISION                   63    45
NET INCOME                            104    76
EARNINGS  PER
     COMMON SHARE             $   0.07
$0.05
Weighted Average Number of    1,462,271
1,462,271
Shares Outstanding

See Accompanying Notes to Financial Statements


                         WATERS INSTRUMENTS, INC.
                               Balance Sheet
(Thousands)
                              September 30,
                                   June30, 1995
                                   1995
                              (Unaudited)
(Unaudited)
Current Assets
     Cash & Cash Equivalents$      1,037     $
1,241
     Net Trade Receivables         1,627     2,150
     Inventories                   2,179     1,741
     Prepaid Exp. & Deferred Items   327       317
Total Current Assets               5,170     5,449
Fixed Assets
     Property, Plant & Equipment    4,176    4,065
     Less Accumulated Depreciation -2,676     -
2,605
Net Fixed Assets                    1,500    1,460
Other Assets                            3       4
Goodwill                              111    115
TOTAL ASSETS                    $   6,784     $ 7,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Current Maturities of Long-term Debt   $   81  $   101
Accounts Payable                        760    1,166
Accrued Salaries, Wages
and Other Compensation                       552   464
Product Warranties                      305   305
     Accrued Other Expenses                  272   279
Total Current Liabilities                1,970
2,315
Long-term Debt, Less Current Maturities      14
17
Deferred Income Taxes                        30
30
TOTAL LIABILITIES                        2,014
2,362
Stockholders' Equity
     Common Stock                            146
146
     Additional Paid-in Capital         1,246
1,246
     Retained Earnings                  3,378
3,274
TOTAL STOCKHOLDERS' EQUITY              4,770
4,666
TOTAL LIABILITIES & EQUITY             $  6,784 $
7,028

See Accompanying Notes to Financial Statements

                        WATERS INSTRUMENTS, INC.
                         Statement of Cash Flows
(Thousands) FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1995 AND 1994
                              1995
1994
                              (Unaudited)
(Unaudited)
CASH FLOWS FROM OPERATIONS
     Cash received from customers $  3,996      $
3,510
     Interest received                     14        9
Cash provided from operations      4,010
3,519

     Cash paid to suppliers and employees 4,009
3,198
     Taxes paid                         69        117
     Interest paid                           3
5
Cash disbursed from operations           4,081
3,320
Net cash provided (used) for operations  -71   199
CASH FLOWS FROM INVESTING
     Net aquisition of fixed assets          -111 -34
Net cash used for investing              -111     -34
CASH FLOWS FROM FINANCING
Reduction of Long-Term Debt                  -22    -
22
     Net cash used for financing             -22    -
22
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS -204
143 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
1,241 965 CASH AND CASH EQUIVALENTS - END OF PERIOD  $
1,037 $1,108 RECONCILIATION OF NET INCOME  TO
NET CASH FROM (USED FOR) OPERATIONS:

     Net Income                              $   104
$76
     Depreciation and Amortization                75
73
     Provisions For Losses On Accounts Receivable  3   3
     CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                          520  154
Inventories                                 -438  135
Prepaid Expenses                             -10  -23
Accounts Payable and Accrued Expenses           -325 -
219
NET CASH FROM (USED FOR) OPERATIONS             $-71
199

See Accompanying Notes to Financial Statements

PART I FINANCIAL INFORMATION
Item    1.  Financial Statements (continued) WATERS
          INSTRUMENTS, INC.
                       Note to Financial Statements
September 30, 1995
The financial statements have been prepared by Waters
Instruments, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the accompanying notes included in the Company's latest Annual Report.

The marketable securities included as cash equivalents
on the balance sheet and cash flow statements meet the
definition of cash equivalents set forth in paragraph 8
and 9 of SFAS95. Inventories consisted of the following:
                  September 30, 1995            June 30,
1995 Raw Material     $1,562,000              $1,261,000
Work-In-Process          354,000                 267,000
Finished Goods           263,000                 213,000
Total Inventories     $2,179,000              $1,741,000

Item 2.  Management's Discussion and Analysis or Plan of
Operation
Liquidity and Capital Requirements
The Company's working capital position at September 30, 1995 was $3,200,000, a 2% increase from the $3,134,000 amount at June 30, 1995. The cash balance for the Company was $1,037,000 at September 30, 1995 compared to the cash balance of $1,241,000 at June 30, 1995.

In February 1995, the Company renewed a $750,000 line of credit with its bank. The line of credit carries an interest rate of 0.75% over the bank's base (prime) rate.
In September 1995, the Company's bank offered to increase the line of credit from $750,000 to $1,000,000.
The bank's offered line of credit charges interest at the bank's base (prime) rate. Management intends to accept the bank's loan commitment and extend it to November 30, 1996. To date, there has been no borrowing against the line of credit. The prime rate was 8.75% at September 30, 1995.


The Company believes that its existing funds, cash generated from operations and ability to borrow on a shortterm basis under the Company's line of credit will be adequate to meet Fiscal Year 1996 operating activities and outlays for capital expenditures.
Capital expenditures were $111,000 for the quarter ended
September 30, 1995. The Company estimates that capital expenditures for the remaining three quarters of the current Fiscal Year will approach $275,000 in total.
The Company anticipates continued improvements in its manufacturing processes, lower unit costs, and improved gross margins as a result of these capital expenditures.

On October 19, 1995, at a regularly scheduled meeting of the Company's Board of Directors, the Board voted to make a cash dividend payment. A dividend of $.04 per share of the Company's common stock will be paid on or about December 15, 1995 to shareholders of record on November 15, 1995, which will result in an aggregate cash payment of approximately $58,490.84.

Results of Operations
Net sales for the quarter ended September 30, 1995 were
$3,476,000. This represents an increase of  4% when
comparing to the comparable quarter of the prior year.
Waters Medical Systems had net sales of $574,000 for the
quarter ended September 30, 1995, a decrease of  17%
when comparing to the comparable quarter of the prior year. The decrease in net sales is primarily due to the ending of Thermal Dilution Cardiac Output Computer sales to Argon Medical, which occurred in the quarter ended
March 31, 1995.

Net sales for American FarmWorks for the quarter ended
September 30, 1995 were $2,442,000.  This represents a
4% increase when comparing to the comparable quarter of the prior year.
Waters Technical Systems had net sales of $418,000 for the quarter ended September 30, 1995, an increase of 37% when comparing to the comparable quarter of the prior year. This is a result of the Company continuing to invest in sales and marketing to provide longterm sales growth in this business unit.


During Fiscal Year 1995, Waters Network Systems began manufacturing and marketing a wide range of connectivity products for Token-Ring and Ethernet LANs, designed specifically for school systems. The products offer the ability to network computers throughout school systems.
Waters Network Systems' sales for first quarter of Fiscal Year 1996 were $42,000.
Net income for the quarter ended September 30, 1995 was a profit of $104,000. This represents an increase of 37% for the quarter ended September 30, 1995 when comparing to the comparable period of the prior year.

PART-II
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
     (A)  Exhibits
        10.7 Employment agreement dated July 1, 1995 between the Company and Gerald W. Grabowski included in this Form 10-QSB.
          27 Financial Data Schedule (submitted only in electronic format).

          (B)  No report on Form 8-K has been filed
     during the period covered by this report.

WATERS INSTRUMENTS, INC.

SINGATURES


Pursuant to the requirement of the Securities Exchange
Act of 1934, the Comany has duly caused this report to
be signed on its behalf by the undersigned thereunto
duly authroized.
                                   WATERS INSTRUMENTS,
                                   INC. Company
November 13, 1995                 Jerry W. Grabowski
Date                              Jerry W. Grabowski
                                  President
                                  Chief Executive
                                  Officer Chief
                                  Financial Officer