Form 10-Q
period 1995-12-31
WATERS INSTRUMENTS INC
filed 1996-02-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTER ENDED
DECEMBER 31, 1995. Commission file number 0-1388:
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,462,271 shares outstanding as of February 14, 1996.

Transitional Small Business Disclosure Format (check one) :
Yes  [  ]No [X]

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements
                             WATERS INSTRUMENTS, INC.
                                  Balance Sheet
                                   (Thousands)

                                         December 31,   June 30,
                                             1995         1995
                                        (Unaudited)  (Unaudited)
Current Assets
  Cash & Cash Equivalents                 $  911         $1,241
  Net Trade Receivables                    1,175          2,150
  Inventories                              2,146          1,741
  Prepaid Exp. & Deferred Items              331            317
     Total Current Assets                  4,563          5,449

Fixed Assets
  Property, Plant & Equipment              4,217          4,065
  Less Accumulated Depreciation           (2,746)        (2,605)
     Net Fixed Assets                      1,471          1,460
Other Assets                                   3              4
Goodwill                                     106            115
     TOTAL ASSETS                       $  6,143         $7,028

Current Liabilities
  Current Maturities of Long-term
     Debt                               $     61        $   101
  Accounts Payable                           440          1,166
  Accrued Salaries, Wages and
     Other Compensation                      421            464
  Product Warranties                         305            305
  Accrued Other Expenses                     163            279
     Total Current Liabilities             1,390          2,315
Long-term Debt, Less Current
     Maturities                               11             17
Deferred Income Taxes                         30             30
     TOTAL LIABILITIES                     1,431          2,362
Stockholders' Equity
  Common Stock                               146            146
  Additional Paid-in Capital               1,246          1,246
  Retained Earnings                        3,320          3,274
     TOTAL STOCKHOLDERS' EQUITY            4,712          4,666
TOTAL LIABILITIES & EQUITY               $ 6,143       $  7,028

Notes to Financial Statements Are An Integral Part Of This
Statement

                PART I            FINANCIAL INFORMATION
Item 1.  Financial Statements
                         WATERS INSTRUMENTS, INC.
                         Statement of Operations
                     (Thousands, except per share data)
                             For The Three Months  For The Six Months
                              Ended December 31,   Ended December 31,
                              1995         1994     1995         1994
                          (Unaudited) (Unaudited) (Unaudited)(Unaudited)
NET SALES                    2,693     $2,520       $6,169     $5,874
COST OF GOODS SOLD           1,888      1,788        4,358      4,196
   GROSS PROFIT                805        732        1,811      1,678

OPERATING EXPENSES

   Administrative              385        341          735        694
   Selling                     380        365          787        765
   Research and Development     92         82          182        158
     Total Operating Expenses  857        788        1,704      1,617
OPERATING INCOME               (52)       (56)         107         61

OTHER INCOME (EXPENSE)

   Net Interest Income
    (Expense)                   12          7           22         11
   Net Other Income (Expense)   (3)        39           (6)        39
INCOME  BEFORE  INCOME TAX     (43)       (10)         123        111

INCOME TAX PROVISION           (44)        (4)          18         41
NET INCOME                       1         (6)         105         70
EARNINGS  PER

  COMMON SHARE             $  0.00   $   0.00     $   0.07     $  0.05
Weighted Average
   Number of Shares
   Outstanding           1,462,271  1,462,271    1,462,271   1,462,271

See Note to Financial Statements

                                       PART I
                               FINANCIAL INFORMATION
Item 1.  Financial Statements
                             WATERS INSTRUMENTS,  INC.
                              Statement of Cash Flows
                                   (Thousands)

                                      For the Six Months Ended
                                            December 31,
                                          1995           1994
                                      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers         $7,138          $6,442
   Interest received                        29              21
     Cash provided from operations       7,167           6,463

   Cash paid to suppliers and employees  7,072           5,885
   Taxes paid                              163             176
   Interest paid                             6              10
     Cash disbursed from operations      7,241           6,071
      Net cash provided (used) for
        operations                         (74)            392
CASH FLOWS FROM INVESTING
   Net acquisition of fixed assets        (152)            (96)
     Net cash used for investing          (152)            (96)
CASH FLOWS FROM FINANCING
   Reduction of Long-Term Debt             (46)            (45)
   Cash Dividend Payment                   (58)            (58)
     Net cash used for financing          (104)           (103)
NET INCREASE (DECREASE) IN CASH AND
     EQUIVALENTS                          (330)            193

CASH AND CASH EQUIVALENTS - BEGINNING
     OF PERIOD                           1,241             965
CASH AND CASH EQUIVALENTS - END OF
     PERIOD                             $  911         $ 1,158
RECONCILIATION OF NET INCOME  TO
NET CASH FROM (USED FOR) OPERATIONS:
  Net Income                            $ 105               70
  Depreciation and Amortization           151              135
  Provisions For Losses On Accounts
     Receivable                             6                6
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                   968              565
    Inventories                          (405)             223
    Prepaid Expenses and Deferred
       Income Taxes                       (14)             (11)
    Accounts Payable and Accrued
       Expenses                          (885)            (596)
NET CASH FROM (USED FOR) OPERATIONS    $  (74)             392

See Note to Financial Statements

                                      PART I
                               FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)
                              WATERS INSTRUMENTS, INC.
                           Notes to Financial Statements
                                 December 31, 1995

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

                     December 31, 1995        June 30, 1995
Raw Materials           $1,635,000              $1,261,000
Work-In-Process            254,000                 267,000
Finished Goods             257,000                 213,000
Total Inventories       $2,146,000              $1,741,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements
The Company's working capital position at December 31, 1995 was $3,173,000, a 1% increase from the $3,134,000 amount at June 30, 1995. The cash balance for the Company was $911,000 at December 31, 1995 compared to the cash balance of $1,241,000 at June 30, 1995.

In January 1996, the Company accepted the bank's
$1,000,000 line of credit commitment and extended it to November 30, 1996. The bank's line of credit charges interest at the bank's base (prime) rate. There has been no borrowing against the line of credit. The prime rate was 8.50% at December 31, 1995.
The Company believes that its existing funds, cash generated from operations and short-term borrowing under the Company's line of credit will be adequate to meet Fiscal Year 1996 operating activities and outlays for capital expenditures.

Capital expenditures of $41,000 and $152,000 for the quarter and six-month period ended December 31, 1995, respectively, were used to purchase manufacturing equipment. The Company anticipates continued improvements in its manufacturing processes, lower unit costs, and improved gross margins as a result of these capital expenditures.
On October 19, 1995, at a regularly scheduled meeting of the Company's Board of Directors, the Board voted to make a cash dividend payment. A dividend of $.04 per share of the Company's common stock was paid December
12, 1995 to shareholders of record on November 15, 1995.

Results of Operations
Net sales for the quarter and six-month period ended
December 31, 1995 were $2,693,000 and $6,169,000
respectively. This represents an increase of 6.9% for the quarter and 5.0% for the six months ended December
31, 1995 when comparing to the comparable periods of the prior year.

Waters Medical Systems net sales for the quarter and six-month period ended December 31, 1995 were $513,000 and $1,087,000 respectively. This represents a decrease of 16.6% for the quarter and 16.8% for the six months ended December 31, 1995 when comparing to the comparable period of the prior year. The decrease in net sales is principally due to the one time sale of Thermal Dilution
Cardiac Output Computers to Argon Medical which represented $127,000 for the quarter ended December 31, 1994 and $254,000 for the six months ending December
31, 1994. The subject of a news release made by the Company on August 1, 1994.

Net sales for American FarmWorks for the quarter and six-month period ended December 31, 1995 were $1,474,000 and $3,916,000 respectively. This represents a 10.3% decrease for the quarter and 2.1% decrease for the six months ended December 31, 1995 when comparing to the comparable periods of the prior year. Historically, American FarmWorks has announced price increases during the second quarter of its fiscal year motivating customers to book and take delivery of orders in advance. The Company did not raise prices during the end of the second quarter, thus reducing the incentive for early customer orders when compared to the second quarter of the prior year.

Waters Technical Systems had net sales of $682,000 for the quarter and $1,100,000 for the six months ended
December 31, 1995. This represents an increase of 161.3% for the quarter and 94.7% for the six months ended December 31, 1995. The Company continues to invest to provide long-term sales growth in this business unit.

During Fiscal Year 1995, Waters Network Systems began manufacturing and marketing a wide range of connectivity products for Token-Ring and Ethernet LANs, designed specifically for school systems. The products offer the ability to network computers throughout school systems.

Net income for the Company for the quarter ended
December 31, 1995 was a profit of $1,000 or $.00 per share on revenues of $2,693,000. For the comparable quarter of the prior year, the Company had a loss of ($6,000) or $.00 per share on revenues of $2,520,000.

Net income for the six-month period ended December 31, 1995 was a profit of $105,000 or $.07 per share on revenues of $6,169,000. For the comparable six-month period of the prior year, the Company had a net income of $70,000 or $.05 per share on revenues of $5,874,000. The six-month net income results represent an increase of 50% from the comparable period of the prior year.

The income tax provision for the quarter ended December 31, 1995 is lower than expected as a result of recognition of deferred tax assets.

                                 PART-II
                             OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
On October 19, 1995 the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,267,039 or 86.6% of the issued and outstanding shares (1,462,271). For matters brought to vote before the Shareholders, our bylaws require the affirmative vote of the greater of (1) a majority of the voting power of the shares represented in person or by proxy at the Annual Meeting with authority to vote on such matter
(50.01%); or (2) a majority of the voting power of the minimum number of shares that would constitute a quorum for the transaction of business at the Annual Meeting
(33-1/3/%).

The following people were elected to serve as directors of the Company for the ensuing year:

                                                       Year in Which
                        Position with the Company      First Became
       Name             and Principal Occupation       a Director

Jerry W. Grabowski   President, Chief Executive Officer,    1993
                     Chief Financial Officer and Director
                     of the Company
Charles G.
  Schiefelbein      Director:  Chairman of the Board of     1986
                    Computer Petroleum Corporation,
                    St. Paul, Minnesota

Stewart D. Siebens  Chairman of the Board of the            1986
                    Company, Private Investor,
                    Irving, Texas

                               PART-II
                          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders (continued)
Submitted for vote at the meeting were the following three proposals:

1) To establish the number of Directors at three.
   Proxies voted for the resolution totaled 1,260,147 shares or 99.46% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting. Proxies voting against proposal
   No. 1. were 3,122 shares or .25%; and shares abstaining were 3,770 or .30% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting.

2) Slate of Directors
   Proxies voted for the slate of Directors were 1,267,039 shares or 99.74% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting. Proxies withholding authority were 3,275 shares or .26% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting.

   Proxies withholding authority for individual Directors
   were:
          Jerry W. Grabowski           235 Shares
          Charles G. Schiefelbein        0 Shares
          Stewart D. Siebens            85 Shares

3) Approval of the Company's 1995 Stock Option Plan.
   Proxies voting for this proposal totaled
   644,715 shares or 50.88% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting.
   Shares voting against proposal No. 3 were 28,468 or 2.17%; and shares abstaining were 11,789 or .93% of the 1,267,039 shares represented in person or by proxy at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
(A)     Exhibits

        Financial Data Schedule (submitted only in electronic format).

(B) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

In accordance with the requirements of the Exchange
Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC. Company
Jerry W. Grabowski
Jerry W. Grabowski
President, Chief Executive Officer,
Chief Financial Officer
Date
February  14, 1996