Form 10-Q
period 1996-03-31
WATERS INSTRUMENTS INC
filed 1996-05-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, DC
20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTER ENDED MARCH 31, 1996.
Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter.)

          Minnesota                         41-
0832194
(State of other jurisdiction of            (IRS
Employer
incorporation or organization)
Identification No.)

2411 Seventh Street NW
Rochester, Minnesota  55901
(Address of principal executive offices)

(507) 288-7777
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the
preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.
Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,462,271 shares outstanding as of May 14, 1996.

Transitional Small Business Disclosure Format
(check one) : Yes ____   No   X

                                         PART 1
                                 FINANCIAL
INFORMATION

Item 1.  Financial Statements

                               WATERS
INSTRUMENTS, INC.
                                 Balance Sheet
                                   (Thousands)

                              March 31,
June 30,
                                1996
1995
                            (Unaudited)
Current Assets
Cash & Cash Equivalents    $  761
$1,241
Net Trade Receivables       1,916
2,150
Inventories                 2,205
1,741
  Prepaid Exp. & Deferred Items   375
317
     Total Current Assets       5,257
5,449

Fixed Assets
    Property, Plant & Equipment 4,372
4,065
    Less Accumulated Depreciation  (2,816)
(2,605)
      Net Fixed Assets             1,556
1,460
Other Assets                         3
4
Goodwill                           102
115
        TOTAL ASSETS           $ 6,918         $
7,028

Current Liabilities
 Current Maturities of Long-term Debt  $ 40     $
101
 Accounts Payable                      986
1,166
 Accrued Salaries, Wages and Other Compen  543
464
 Product Warranties                    305
305
 Accrued Other Expenses               183
279
   Total Current Liabilities        2,057
2,315
Long-term Debt, Less Current Maturities  8
17
Deferred Income Taxes                   30
30
       TOTAL LIABILITIES             2,095
2,362
Stockholders' Equity
 Common Stock                         146
146
 Additional Paid-in Capital         1,246
1,246
 Retained Earnings                  3,431
3,274
    TOTAL STOCKHOLDERS' EQUITY      4,823
4,666
TOTAL LIABILITIES & EQUITY        $ 6,918       $
7,028


Notes to Financial Statements Are An Integral
Part Of This Statement

                                        PART 1
                               FINANCIAL
INFORMATION

ITEM 1.  Financial Statements

                               WATERS
                               INSTRUMENTS,INC.
                               Statement of Cash
                               Flows (Thousands)
                                For the Nine
                                          Months
                                          Ended
                                          March
                                          31,
                           1996          1995
                               (Unaudited)
(Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers $  10,017 $
8,957
   Interest received                   40
35
     Cash provided from operations 10,057
8,992

   Cash paid to suppliers and employees 9,884
8,410
    Taxes paid                            209
206
    Interest paid                           9
15
      Cash disbursed from operations   10,102
8,631
      Net cash provided (used) for operations
(45)  361
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets     (307)
(188)
   Decrease in other assets
14
     Net cash used for investing      (307)
(174)
CASH FLOWS FROM FINANCING
   Reduction of Long-Term Debt        (70)
(66)
   Cash Dividend Payment              (58)
(58)
    Net cash used for financing      (128)
(124)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
(480)   63

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
1,241   965
CASH AND CASH EQUIVALENTS - END OF PERIOD     $
761 $1,028 RECONCILIATION OF NET INCOME  TO
NET CASH FROM (USED FOR) OPERATIONS:
Net Income                            $ 216
$ 141
  Depreciation and Amortization         225
197
  Provisions For Losses On Accounts Receivable
9      9
   CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                  225
(103)
     Inventories                        (464)
237
    Prepaid Expenses and Deferred Income Taxes
(58)    (1)
    Accounts Payable and Accrued Expenses
(198)   (119)
NET CASH FROM (USED FOR) OPERATIONS        $ (45)
$  361

        See Note to Financial Statements

PART 1
                    FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 WATERS
                                  INSTRUMENTS,
                                  INC. Statement
                                  of Operations
                                         (Thousan
                                         ds)


                       For the Three Months  For
                          the Nine Months Ended
                          March 31, Ended
                          March 31,
                        1996      1995
1996    1995
                   Unaudited Unaudited  Unaudited
Unaudited
NET SALES         $3,623     $  3,177      $9,792
$9,051
COST OF GOODS SOLD   2,579        2,223
6,937   6,418
   GROSS PROFIT     1044           954
2855     2633

OPERATING EXPENSES
   Administrative     358          345
1094     1039
  Selling            400           399
1187     1164
  Research and Development 159      107
340     266
  Total Operating Expenses   917    851
2621    2469

OPERATING INCOME (LOSS)    127      103
234      164

OTHER INCOME (EXPENSE)
  Net Interest Income (Expense) 9      9      31
20
  Net Other Income (Expense)   -4      0     -10
39

INCOME (LOSS) BEFORE INCOME TAX  132   112   255
223

INCOME TAX PROVISION (RECOVERY)  21      41   39
82
NET INCOME (LOSS)               111      71   216
141
EARNINGS (LOSS) PER COMMON SHARE $  0.08 $  0.05
$ 0.15 $0.10
Weighted Average Number of 1,462,271 1,462,271
1,462,271 1,462,271
Shares Outstanding

    See Note to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)
WATERS INSTRUMENTS, INC.
Note to Financial Statements
March 31, 1996

The financial statements have been prepared by Waters Instruments, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the accompanying notes included in the Company's latest Annual Report.
The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph
8 and 9 of SFAS95.
Inventories at the dates shown consisted of the following:


                       March 31, 1996     June
30, 1995
Raw Materials              $1,634,000
$1,261,000
Work-In-Process               294,000
267,000
Finished Goods                277,000
213,000
Total Inventories          $2,205,000
$1,741,000

Item 2.  Management's Discussion and Analysis or
Plan of Operation

Liquidity and Capital Requirements

The Company's working capital position at March
31, 1996 was $3,200,000, a 2% increase from the
$3,134,000 amount
at June 30, 1995. The cash balance for the Company was $761,000 at March 31, 1996 compared to the cash balance of $1,241,000 at June 30, 1995.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or
Plan of Operation (continued)

In January 1996, the Company accepted the bank's
$1,000,000 line of credit commitment and extended it to November 30,
1996. The bank's line of credit charges interest at the bank's base (prime) rate. There has been no borrowing against the line of credit. The prime rate was 8.25% at March 31, 1996.
The Company believes that its existing funds, cash generated from operations and short-term borrowing under the Company's line of credit will be adequate to meet Fiscal Year 1996 operating activities and outlays for capital expenditures.
Capital expenditures of $155,000 and $307,000 for the quarter and nine-month period ended March 31, 1996, respectively, were used to purchase manufacturing equipment. The Company anticipates continued improvements in its manufacturing processes, lower unit costs, and improved gross margins as a result of these capital expenditures.

Results of Operations
Net sales for the quarter and nine-month period ended March 31, 1996 were $3,623,000 and
$9,792,000 respectively.
This represents an increase of 14.0% for the quarter and 8.2% for the nine months ended March
31, 1996 when comparing to the comparable periods of the prior year.
Waters Medical Systems net sales for the quarter and nine-month period ended March 31, 1996 were $449,000 and
$1,536,000 respectively. This represents a decrease of 22.3% for the quarter and 18.5% for the nine months ended March 31, 1996 when comparing to comparable periods of the prior year. The decrease in net sales is principally due to the one-time sale of Thermal Dilution
Cardiac Output Computers to Argon Medical which represents $254,000 for the nine months ending
March 31, 1995. Argon was subject of a news release made by the Company on August 1, 1994.
Net sales for American FarmWorks for the quarter and nine-month period ended March 31, 1996 were $2,306,000 and
$6,222,000 respectively. This represents a 5.4% increase for the quarter and 1.0% increase for the nine months ended March 31, 1996 when comparing to the comparable periods of the prior year.
Waters Technical Systems had net sales of $840,000 for the quarter and $1,940,000 for the nine months ended March 31, 1996. This represents an increase of 104.2% for the quarter and 98.6% for the nine months ended
March 31, 1996.
During Fiscal Year 1995, Waters Network Systems began manufacturing and marketing a wide range of connectivity products for Token-Ring and Ethernet
LANs, designed specifically for school systems.
The products offer the ability to network computers throughout school systems.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or
Plan of Operation (continued)

Net income for the Company for the quarter ended
March 31, 1996 was a profit of $111,000 or $.08 per share on revenues of $3,623,000. For the comparable quarter of the prior year, the Company had a profit of $71,000 or
$.05 per share on revenues of $3,177,000.
Net income for the nine-month period ended March
31, 1996 was an income of $216,000 or $.15 per
share on revenues of $9,792,000. For the comparable nine-month period of the prior year, the Company had a net income of $141,000 or $.10 per share on revenues of $9,051,000. The nine-month net income results represents an increase of 53% from the comparable period of the prior year.
The income tax provision for the quarter ended
March 31, 1996 is lower than expected as a result of recognition of a reduction in the valuation allowance of deferred tax assets.


PART-II
OTHER INFORMATION

Item 1.  Legal Proceedings

Wedge-Loc Company vs. Waters Instruments, Inc.
The Company was sued in February 1994 by Wedge-
Loc Company in federal district court in Arizona.
The Company was a distributor of Wedge-Loc products pursuant to a written agreement entered into before current management was appointed.
Wedge-Loc terminated the agreement because of alleged insufficient purchases by the Company.
Wedge-Loc then started a declaratory judgment action to determine whether its termination of the agreement was proper and whether it was entitled to recover damages because of the Company's alleged breach of the agreement.

In January, 1996, the Company was successful in obtaining a judicial order that stated contractual amounts of approximately $200,000 were unenforceable penalties, however, the same order found the Company liable for breach of the agreement. As a result, the remaining issue in the suit is the amount of damages recoverable from the Company to Wedge-Loc. Since the court's finding of liability, Wedge-Loc has provided information to the Company which Wedge-Loc claims establish damages in amounts that are significantly higher than any amounts previously claimed or disclosed. The amounts currently claimed total approximately $500,000. A trial on the issue of damages payable by the Company is scheduled for the end of May, 1996.

The Company believes the court erred in finding the Company liable under the written agreement.
The Company
expects to ask the court to reconsider its earlier finding. If the Company is unsuccessful in persuading the court to reconsider its finding and disagrees with the result of the trial, the Company will consider an appeal of the court's finding at the appropriate time.
PART-II
OTHER INFORMATION

Item 1.  Legal Proceedings (continued)

The Company believes its accrued loss contingency reserves are adequate and that current earnings will not be materially affected by a finding of liability up to $500,000. However, cashflow will be materially and adversely affected if the Company is found liable for a significant amount and, rather than appealing the finding, pays the liability established by the court. The Company has no current borrowings under its established
$1,000,000 line of credit and believes cash from earnings and the line will enable the Company to satisfy any judgment that may result from the suit.


Item 6.  Exhibits and Reports on Form 8-K
(A)      Exhibits

Financial Data Schedule (submitted only in electronic format).

(B) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WATERS INSTRUMENTS, INC.
Jerry W. Grabowski
Jerry W. Grabowski
President, CEO and
Chief Financial Officer
May 14, 1996