Form 10KSB
period 1996-06-30
WATERS INSTRUMENTS INC
filed 1996-09-17
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM  10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Fiscal Year ended June 30, 1996
Commission file number 0-1388
    WATERS  INSTRUMENTS,  INC. State of
Incorporation:  Minnesota
IRS Employer Identification No. 41-
0832194 2411 Seventh Street, NW.
Rochester, Minnesota  55901
(507)288-7777
Securities registered pursuant to
Section 12(g) of the Act:
Common Stock, $.10 Par Value Per Share
Check whether the issuer (1) has filed
all reports required to be filed by
Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the
preceding 12 months, and (2) has been
subject to such filing requirements for
the past 90 days.
Yes X     No
Check if there is no disclosure of
delinquent filers in response to Item
405 of Regulation S-B contained in this
form, and no disclosure will be
contained, to the best of Company's
knowledge, in definitive proxy or
information statements incorporated by
reference in Part III of this Form 10-
KSB or any amendment to this Form 10-
KSB.  X
The net sales for the Company for the
Fiscal Year Ended June 30, 1996 were
$13,952,000.
The aggregate market value of the
voting stock held by non-affiliates of
the Company on August 31, 1996 was
$4,720,272.  The number of shares
outstanding of the Company's Common
Stock on August 31, 1996 was 1,462,271.
DOCUMENTS  INCORPORATED  BY  REFERENCE
Pursuant to General Instructions  E3),
the responses to items 9, 10, 11 and 12
of Part III of this report are
incorporated herein by reference to
certain information contained in the
Company's definitive proxy statement
for its 1996 Annual Meeting of
Shareholders to be filed with the
Securities and Exchange Commission on
or before September 287, 1996.
Transitional Small Business Disclosure
Format (Check One)    Yes     No   X

PART I    ITEM 1.   BUSINESS

(a)Business Development
Waters Instruments, Inc., a Minnesota
corporation since 1960, is a customer-
driven, electronics manufacturer and
world-wide marketer of network
interconnect, contract manufacturing,
consumer farm, and medical products.
During Fiscal Year 1996, sales were
conducted through four principal
business units of the Company: Farm
Products {d.b.a. American FarmWorks
(AFW)}; Medical Systems {d.b.a. Waters
Medical Systems (WMS)}; Electrical
Products {d.b.a. Waters Technical
Systems (WTS) and formerly known as
Midwest WireTech}; and Network
Connectivity Products {d.b.a. Waters
Network Systems (WNS)}.
(b)  Business of Issuer
(1)  American FarmWorks
American FarmWorks has been engaged
primarily in the manufacture and sale
of electric fence controllers for
livestock containment.  The Company
considers itself the largest of the
four major suppliers of such
controllers in the United States.
Fence controllers convert both AC and
DC power into low-current, highvoltage
impulses on a wire fence producing a
stinging but safe shock.
Sales by American FarmWorks are made
primarily through major farm equipment
distributors, suppliers and retailers.
During Fiscal Year 1996, sales to
American FarmWorks' three largest
customers accounted for approximately
26.8% of American FarmWorks' total
sales or 17.1% of the Company's total
sales.
American FarmWorks sells through
representatives.  Sales by American
FarmWorks in Fiscal Year 1996 were 64%
of the Company's total sales compared
to 68% in Fiscal Year 1995.
There were no significant sales from
American FarmWorks made to governmental
agencies; likewise, there were no
contracts subject to renegotiation.
Raw materials used in the production of
fence controllers are generally
available from a number of suppliers.
Patents are not significant to the
manufacture of electric fence
controllers, although the trademarks
associated with the business are
believed to be of value.  The Company's
trademarks include: American FarmWorks,
Blitzer, BullDozer, Captivator, Cobra,
Dyna-Charge, Electro-Line, HOL-DEM, Hot
Spark, International, Sting Ray, Solar
Blitz, Solar Bull, and Jewel.
The business of American FarmWorks is
seasonal.  Greater customer demand
occurs in the spring and summer months.
Backlog is not significant in this
unit's operations since orders are
generally filled relatively soon
after receipt.
 (2)   Waters Medical Systems
Waters Medical Systems includes sales
of cardiovascular and organ
preservation products.  This business
unit is engaged in the manufacture and
sale of electro-medical instruments for
hospital and laboratory use. The
Company is one of many medical
equipment manufacturers, and its
position in the total medical
instrument field is minor, however, it
is the dominant supplier in it's
specific product niches.  Sales by
Waters Medical Systems in Fiscal Year
1996 represented approximately 14.5% of
the Company's total sales compared to
19% in Fiscal Year 1995.
Sales of Waters Medical Systems'
products are made to a large number of
customers in the health care field.  No
significant sales are made to the
United States Government and no
contracts are subject to renegotiation.
No unusually large working capital
amounts are required by this business
unit, but accounts receivable can
approach two months of sales due to the
slow reimbursement practices of third-
party insurers and administrators.
Waters Medical Systems experiences no
significant order backlog and is
generally able to fill orders
reasonably soon after receipt.  Raw
materials necessary in the manufacture
of this business unit's products are
generally available from a number of
suppliers.
The Company holds several patents
relating to its current and new medical
product lines. The significance of the
patents on new products to the Medical
Systems business unit cannot presently
be determined.  Waters Medical Systems
experiences no seasonal variation in
its business.
Government Regulation.  The products of
Waters Medical Systems are subject to
governmental regulation by the Food and
Drug Administration (the "FDA") under
the Federal Food and Drug and Cosmetic
Act (the "FDCA"). The FDA classifies
medical devices into (3) categories
that determine the degree of regulatory
control to which the manufacturer of
the device is subject.  In general,
Class I devices involve compliance with
labeling and recordkeeping requirements
and are subject to other general
controls.  Class II devices are subject
to performance standards in addition to
general controls.  Class III devices
require premarket approval to assure
product safety and effectiveness.
Before either a Class I or Class II
device may be marketed, Section 510(k)
of the FDCA requires that the
manufacturer submit a premarket
notification of its intent to market
the device to the FDA at least 90 days
before marketing begins.  If the FDA
accepts the sufficiency of the
premarket notification, the device may
then be marketed.  While this FDA
decision may be reached within the 90-
day period, it often takes a longer
period of time and marketing may be
delayed.
At present, all of the products of
Waters Medical Systems are Class II
devices and appropriate marketing
approvals have been received from the
FDA.  However, failure to obtain, or
delays in obtaining, the required
approvals for any new versions of the
present product offerings or future new
products could adversely affect Waters
Medical Systems, as could any product
recall.
All manufacturers of medical devices
are subject to general controls of FDA,
which presently include regulations on
annual registration, device listing,
good manufacturing practices, labeling,
and the misbranding and adulteration
provisions of the FDCA.  The FDCA also
provides for the unscheduled inspection
of facilities.  Waters Medical Systems
believes that it is in compliance with
all applicable FDA regulations and
practices, and that continued
compliance will not result in
significant additional expenditures.
(3)    Waters Technical Systems/Waters
Network Systems
The Company, in Fiscal Year 1996, made
investments in sales and marketing,
engineering, and manufacturing to
provide long-term sales growth in this
business unit. Sales for Fiscal Year
1996 for this business unit were
$3,037,000.  This represents a 74%
increase over the Fiscal Year 1995 net
sales of $1,747,000.
As of June 30, 1996 the Waters
Technical Systems/Waters Network
Systems business units' backlog of
orders was $469,000.  This compares to
an order backlog of $379,000 at June
30, 1995, all of which orders are
scheduled to be filled within 12
months.
Waters Technical Systems, (formerly
known as Midwest WireTech) performs
contract manufacturing including
product assemblies, and cable harness
assemblies sold on a specific order
basis mainly to computer, medical,
communication, and office equipment
manufacturers.  Cable harness
assemblies are used to make multiple
electrical connections. The industry in
which the business unit operates is
marked by a large number of relatively
small suppliers operating predominantly
on a regional basis.  The Company
believes Waters Technical Systems
competes effectively within it's
regional area.
In Fiscal Year 1996, Waters Technical
Systems served a relatively small
number of customers, with ten customers
representing about 85.9% of the
business unit's sales.
This business unit is often required to
order significant inventories of raw
materials to provide lead time for
meeting delivery requirements.  Raw
materials necessary to this unit's
business are generally available from a
number of suppliers.  Patents and
proprietary rights are of no
significance to its business.
Waters Network Systems, a business unit
created late in Fiscal Year 1995,
manufactures and markets a wide range
of connectivity products for Token-Ring
and Ethernet local area networks
(LANs).  The products provide the
ability to network computers throughout
school districts or business offices.
While the industry for network products
is very large and covers a wide range
of applications, the business unit
focused initially on the K-12
educational segment to provide
solutions that were not being met by
other manufacturers.
In response to the needs of the
educational segment, Waters Network
Systems offers consulting and training
services.  Numerous school districts
require support on network design and
installation as well as training
support staff on courseware and
productivity tools software.  These
services give Waters Network Systems a
differential advantage in the
educational market.
The LAN products are sold primarily
through dealerships who resell the
products as well as provide network
cabling installations. Less than 35% of
the customers are school districts or
local Boards of Education purchasing
the products direct.  The sales cycle
frequently takes up to a year to
transition from having the products
specified on the installation, sent to
bid to a minimum of three vendors; to
the actual installation. As a start-up
business unit, Waters Network Systems
is heavily focusing its efforts on
having its products specified with an
increasing number of districts.
Since the June 1995 introduction of
Waters Network Systems, the number of
customers has expanded from 4 to 39 by
the end of Fiscal Year 1996.  Many of
the dealerships currently have been
awarded the bids for specific school
districts, with the installation to
occur early in Fiscal Year 1997.  With
the educational market, installations
are seasonal with sales peaking during
the summer months when school is out of
session.  The demand for network
products exists in virtually all new
schools being built as well as the
larger market for retrofitting most
existing schools.

During Fiscal Year 1996, Waters Network
Systems expanded its product line to
include intelligent and switched hubs
used to manage networks or increase the
capacity of current networks.  The
introduction of the new products will
position the business unit to provide
complete network solutions in the
educational as well as commercial
market segments.
(4)    Information as to Company's
Business as a Whole
During Fiscal Year 1996, the Company
expended a total of $500,000 for
research and development activities.
This compares to spending of $480,000
in Fiscal Year 1995.
The Company had a total of 144
employees as of June 30, 1996, of which
106 were regular full-time employees.
This compares to a total of 168
employees as of June 30, 1995, of which
98 were regular full-time employees.

(c)  Financial Information About
Foreign and Domestic Operations and
Export Sales.
The Company maintains no office or
facilities outside of the United States
and sells the majority of its products
in the United States.  Export sales
were $412,000 in Fiscal Year 1996,
compared to $480,000 in Fiscal Year
1995.  Most sales for foreign exports
have been made through unrelated
foreign dealers in major European,
Asian, and South American markets and
by a number of export dealers in
outlying countries.  The Company has no
significant activities outside of the
United States.
PART 1  ITEM 2  PROPERTIES
The Company owns a 66,000 square-foot,
steel and cement block building located
on 10.9 acres in Valley High Industrial
Park, Rochester, Minnesota.  The
building houses the corporate
headquarters and production facilities
for all of the business units. Fourteen
thousand square feet are devoted to
office and engineering space and the
remaining area is used for
manufacturing and warehousing,
approximately 15% by Waters Medical
Systems, 25% by Waters Technical
Systems, 55% by American FarmWorks, and
5% by Waters Network Systems.  The
Company currently leases 1200 square
feet of office space in a Wayzata,
Minnesota office complex for use as
sales and development offices.
The Company believes that insurance
coverage on its properties is adequate.

PART 1    ITEM 3    LEGAL PROCEEDINGS
Wedge-Loc Company vs. Waters
Instruments, Inc.  The Company was sued
in February 1994 by Wedge-Loc Company
in federal district court in Arizona.
The Company was a distributor of Wedge-
Loc products pursuant to a written
agreement.  Waters and Defendant Wedge-
Loc Company have resolved in an
amicable manner all controversies and
issues between them arising out of and
relating to the above matter.  The
Company agreed to pay a total of
$240,000 to Wedge-Loc.  The Company
made the first payment of $120,000 in
May 1996, and is required to pay an
additional $60,000 in January 1997 and
an additional $60,000 in January 1998.
The Company does not believe the
results of this action will have a
material adverse affect on the
Company's future financial results.

During Fiscal Year 1996, the Company
did not have and currently does not
have any other legal proceedings
pending which are material to its
business or financial position.
PART 1  ITEM 4  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of
the Company's shareholders during the
fourth quarter of the Company's 1996
Fiscal Year.
PART II  ITEM 5 MARKET FOR THE
COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
The Company's common stock is traded on
the NASDAQ National Market System under
the symbol WTRS. Below are the high and
low bid prices for each quarter of
Fiscal Years 1996 and 1995 as reported
on the NASDAQ/NMS. These quotations
represent prices between dealers, do
not include retail markups, markdowns,
or commissions, and may not represent
actual transactions.

1996              High          Low
First Quarter    6-3/4         2-1/8
Second Quarter   5-1/8          3-5/8
Third Quarter    6-5/8          4-1/4
Fourth Quarter    5-1/2          4
1995
First Quarter     2-1/4          1-1/4
Second Quarter    2-1/2          1-3/8
Third Quarter     2-3/4          1-1/4
Fourth Quarter    3-3/4           2-1/4

As of August 31, 1996 the Company had
approximately 881 shareholders of
record.
Dividend Summary
The Board of Directors of the Company
declared dividends at regularly
scheduled meetings held on October 27,
1994 and October 19, 1995.  Dividends
were based on operating results for the
Fiscal Years ending on the preceding
June 30.  Dividend payments were made
by the Company in December 1994 and
December 1995 at the rate of 4 cents per share, for an aggregate amount of $58,000 in 1994 and $58,000 in 1995.
The Board of Directors will review its
dividend policy and make an appropriate
decision at its annual meeting
scheduled for October 17, 1996.
The Company has paid its shareholders
annual dividends for 19 years, with the
first dividend paid in 1975.
PART II  ITEM 6.  MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
LIQUIDITY AND CAPITAL RESOURCES
The Company's cash balance on June 30,
1996 was $964,000, net of the $120,000
scheduled settlement payment to Wedge-
Loc, resulting in a decrease of
$277,000 from its June 30, 1995 balance
of $1,241,000.  The Company's working
capital position at June 30, 1996 was
$3,723,000, an increase of 19% from the
$3,134,000 amount at June 30, 1995.
In January, 1996, the Company accepted
the bank's $1,000,000 line of credit
commitment and extended it to November
30, 1996.  The bank's line of credit
charges interest at the bank's base
(prime) rate.  The prime rate was 8.25%
at June 30, 1996.  The Company had not
borrowed against the line of credit
during Fiscal Year 1996 and believes
that its existing funds, cash generated
from operations, and short-term
borrowing under the Company's line of
credit will be adequate to meet the
Company's foreseeable operating
activities and outlays for capital
expenditures.
The Company increased its investment in
Waters Network Systems inventory to
expand in this rapidly expanding
computer network market.  Waters
Network Systems provides network
connectivity products and services
produces connectors designed to link
groups of computers in elementary,
middle and high schools.
Capital expenditures were $322,000
during Fiscal Year 1996, an increase of
$56,000 from Fiscal Year 1995.  The
Company anticipates continued
improvements in its manufacturing
processes, lower unit costs, and
improved gross margins as a result of
these capital expenditures.
Reductions of long-term debt, primarily
lease payments on the Company's
computer equipment and software, of
$102,000 were the other major cash
transactions in Fiscal Year 1996.
RESULTS OF OPERATIONS

Fiscal Year 1996 Compared with Fiscal
Year 1995
Net sales for Fiscal Year 1996 were
$13,952,000, an increase of 6.6% from
net sales of $13,094,000 experienced in
Fiscal Year 1995.  Net sales in Waters
Medical Systems declined 16.9% in
Fiscal Year 1996 compared to Fiscal
Year 1995.  The decrease in Waters
Medical Systems' net sales is
principally due to the one- time sale
of Thermal Dilution Cardiac Output
Computers to Argon Medical during
Fiscal Year 1995.  Net sales in Waters
Technical Systems/Waters Network
Systems increased 73.8% in Fiscal Year
1996 compared to Fiscal Year 1995.  The
Company continues to invest to provide
long-term sales growth in Waters
Technical Systems and Waters Network
Systems business units. Net sales in
American FarmWorks in Fiscal Year 1996
were comparable to Fiscal Year 1995.
Additional comparative information
about industry segments can be found in
Note 9 to the Financial Statements
under Item 7 in this Form 10-KSB.
The gross profit improved in Fiscal
Year 1996 to 29.5% of net sales from
29.3% for Fiscal Year 1995.
Productivity improvements within the
entire organization, but principally in
its American FarmWorks and Waters
Technical Systems business units
contributed to improvement in gross
profit in Fiscal Year 1996.

Operating expenses were $3,521,000 for
Fiscal Year 1996, representing an
increase of $120,000 from the
comparable figure of $3,401,000 for
Fiscal Year 1995, within this category.
Increases in administration expenses
were $107,000, primarily legal expenses
to settle a contract dispute with a
supplier, account for 89.2% of the
increase when comparing to the
comparable period for the prior year.
Improved working capital during Fiscal
Year 1996 provided interest income of
$52,000 compared to interest income of
$48,000 during Fiscal Year 1995.
Interest expense, principally lease
financing on the Company's computer
equipment and software, was $18,000
during Fiscal Year 1996 compared to
$19,000 in Fiscal Year 1995.
Other income of $112,000 for Fiscal
Year 1996 consists primarily of the
sale of 106,000 square feet of
unoccupied land adjacent to its
manufacturing facilities for a gain of
$124,000.  The prior year's other
income included the receipt of $31,000
as final distribution in connection
with a bankruptcy
case and a $44,000 gain on sale of
unoccupied land adjacent to its
manufacturing facilities.
Net income for the Company for Fiscal
Year 1996 was $548,000.  This compares
to a net income of $458,000 for Fiscal
Year 1995.  The primary reasons for the
Company's improvement in net income
since Fiscal Year 1993 were reductions
in manufacturing costs.
The income tax provision is lower than
expected as a result of a change in the
realizability of the deferred tax
assets.

The Company settled a claim involving a
breach of contract dispute with a
supplier, Wedge-Loc, during May 1996 in
the amount of $240,000.  The Company
had recorded an estimated amount of
$180,000 in expenses during Fiscal Year
1995 and recorded an additional $60,000
in expenses during Fiscal Year 1996.
As of Fiscal Year- end 1996, the
Company has accrued the full Wedge-Loc
settlement amount of $240,000 and does
not believe there will be any impact on
the Company's future financial results.

The Company from time-to-time creates
reserves for loss contingencies based
on the Company's estimates of the
expected size of such losses.

PART II  ITEM 7.   FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
(a)  The following documents are filed
as part of this report:
(1)  Financial Statements:
                                  Page
Number
Management's Responsibility for
Financial Reporting         11
Independent Auditor's Report
12
Balance Sheets
13
Statements of Operations and Retained
Earnings            14
Statements of Cash Flows
15
Notes to Financial Statements    16 -

Management's Responsibility for
Financial Reporting
August 12, 1996
To the Stockholders of Waters
Instruments, Inc.
Rochester, Minnesota

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

INDEPENDENT AUDITOR'S REPORT
To the Stockholders and
Board of Directors
Waters Instruments, Inc.
Rochester, Minnesota
We have audited the accompanying
balance sheets of Waters Instruments,
Inc. as of June 30, 1996 and 1995, and
the related statements of operations
and retained earnings, and cash flows
for the years then ended.  These
financial statements are the
responsibility of the Company's
management.  Our responsibility is to
express an opinion on these financial
statements based on our
audits.

We conducted our audits in accordance
with generally accepted auditing
standards.  Those standards require
that we plan and perform the audit to
obtain reasonable assurance about
whether the financial statements are
free of material misstatement.  An
audit includes examining, on a test
basis, evidence supporting the amounts
and disclosures in the financial
statements.  An audit also includes
assessing the accounting principles
used and significant estimates made by
management, as well as evaluating the
overall financial statement
presentation.  We believe that our
audits provide a reasonable basis for
our opinion.
In our opinion, the financial
statements referred to above present
fairly, in all material respects, the
financial position of Waters
Instruments, Inc. as of June 30, 1996
and 1995, and the results of its
operations and its cash flows for the
years then ended in conformity with
generally accepted accounting
principles.
McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
Rochester, Minnesota
August 12, 1996

Balance Sheets
June 30, 1996
June
in Thousands                   1996
1995
Current assets
 Cash and equivalents (Note 2) $ 964 $
1,241
Trade receivables (Note 3)  2,153
2,150
Note Receivable               188   -
Inventories (Note 4)        2,033
1,741
Prepaid expenses              33   57
Deferred income taxes (Note 6) 280  260
Total current assets       5,651
5,449
Property, plant and equipment (Note 5)
Land                  128  237
Building             1,291    1,291
Machinery and equipment   1,797   1,534
Office furniture and equipment
   1,002     1,003
Less accumulated depreciation  2,876
2,605
Net property, plant, and equipment
1
,
3
4
2

1
,
4
6
0
Other assets
Costs in excess of net assets of
businesses acquired, net of
amortization
98  115
Investments 3    4
Total other assets  101  119
Total assets                 $ 7,094 $
7,028 Current liabilities
Current maturities of long-term debt
(Note
5)                    $ 11     $   101
Trade payables      903      1,166
Accrued expenses
Salaries, wages, and other compensation
505      464
Product warranties (Note 1)  305    305
Other accrued liabilities    204    279
Total current liabilities  1,928
2,315
Long-term debt (Note 5)        5
17
Deferred income taxes (Note 6)    5
30
Stockholders' equity (Note 7)
Preferred stock, par value $25;,
Authorized:, 120,000 shares;
issued and outstanding:, none
Common stock, par value $.10 per
share;, Authorized: 5,000,000 shares;
issued and outstanding:, 1,462,271
shares (1996 and 1995)
146      146
Additional paid-in capital     1,246
1,246
Retained earnings              3,764
3,274
Total stockholders' equity      5,156
4,666
Total liabilities and equity $ 7,094  $
7,028
The accompanying notes are an integral
part of the financial statements.

Statements of Operations and Retained
Earnings
Year Ended June 30 in Thousands, except
per share data
1996 1995
Net sales              $ 13,952      $
13,094
Cost of goods sold        9,833
9,263
Gross profit              4,119
3,831
Operating expenses
Administrative            1,379
1,272
Selling                   1,642
1,649
Research and development    500
480
Total operating expenses  3,521
3,401
Operating income            598
430
Other income
Interest income              52
48
Interest expense            (18)
(19)
Other income, net           112
91
Income before income taxes   744
550
Income tax provision (Note 6) 196
92
Net income                    548
458
Retained earnings - beginning of year
                           3,274
2,874
Dividends paid - December 1995 and 1994
- - 4 cents
                           (58)
(58)
Retained earnings - end of year
                           $ 3,764    $
3,274 Earnings per common share $ .37
$.31
The accompanying notes are an integral
part of the financial statements.

Statements of Cash Flows

Year Ended June 30 in Thousands   1996
1995
Cash flows from operations
Cash received from customers
                           $ 13,937
$ 12,553
Interest received                52
48
Cash provided from operations
                            13,989
12,601
Cash paid to suppliers and employees
                            13,558
11,819
Interest paid                   18
19
Income taxes paid              256
230
Cash disbursed for operations
                            13,832
12,068
Net cash provided by operations  157
533
Cash flows from investing
Capital expenditures     (322)   (259)
Proceeds from sales of property and
equipment

48  149
Net cash used for investing
(274)  (110)
Cash flows from financing
Payments of long-term debt   (102)
(89) Dividends paid
(58)    (58)
Net cash used for financing      (160)
(147)
Net increase (decrease) in cash and
equivalents   (277)      276
Cash and equivalents, beginning of year
1,241    965
Cash and equivalents, end of year
                                $ 964
$1,241
Reconciliation of net income to net
cash from operations:
Net income                      $ 548
$ 458
Depreciation and amortization  348
298
Gain on sale of property and
equipment

(126)    (51)
Provision for losses on accounts
receivable 12 12
Changes in assets and liabilities
Accounts receivables
(15)   (553)
Inventories
(292)     53
Prepaid expenses and deferred income
taxes
                                     4
(91)
Trade payables
(263)  442
Accrued expenses
(34)    (2)
Deferred income taxes             (25)
(33)
Net cash from operations         $ 157
$ 533
The accompanying notes are an integral
part of the financial statements.

Notes to Financial Statements
1.  Nature of Business and Significant
Accounting Policies
A.  Nature of Business
The Company operates four principle
business units: Waters Network Systems
(WNS), Waters Technical Systems (WTS,
formerly known as Midwest WireTech),
American FarmWorks (AFW), and Waters
Medical Systems (WMS).  The sales of
products from all four business units
occur principally within the United
States.  Waters Network Systems, a
newly formed business unit, addresses
local area network connectivity
solutions for the K-12 educational
market.  Waters Technical Systems is
engaged in the subcontract
manufacturing of product assemblies and
cable harness assemblies for the
communications and computer industries.
American FarmWorks manufactures and
sells electric fence controllers for
animal management to retailers.  Waters
Medical Systems produces medical
equipment and analytical instruments
for hospital and laboratory use.  The
Company extends credit in the normal
course of business.  The Company
performs ongoing credit evaluations of
its customers' financial conditions and
generally requires no collateral.
B.  Inventories
Inventories are recorded at the lower
of FIFO (first-in, first-out) method
cost or market.
C.  Property, Plant, and Equipment
Property, plant and equipment are
recorded at cost less accumulated
depreciation. Depreciation is computed
on the straight-line method over
estimated useful lives of 5 to 40 years
for buildings and improvements, 3 to 10
years for machinery, equipment, and
office furniture.  The present values
of capital lease obligations are
classified as long-term debt and the
related assets are included in
equipment.  Amortization of equipment
under capital leases is included in
depreciation expense.
D. Income Taxes
Deferred taxes are provided on a
liability method whereby deferred tax
assets are recognized for deductible
temporary differences and operating
loss and tax credit carryforwards and
deferred tax liabilities are recognized
for taxable temporary differences.
Temporary differences are the
differences between the reported
amounts of assets and liabilities and
their tax bases. Deferred tax assets
are reduced by a valuation allowance
when, in the opinion of management, it
is more likely than not that some
portion or all of the deferred tax
assets will not be realized.  Deferred
tax assets and liabilities are adjusted
for the effects of changes in tax laws
and rates on the date of enactment.

E.  Intangible Asset
Cost in excess of net sales acquired is
amortized on a straight-line basis over
a twenty-year period beginning in 1983.
Amortization of $17,000 is recorded
annually.  Accumulated amortization at
June 30, 1996 and 1995 was $252,000 and
$235,000, respectively.

F.  Research and Development
Research and Development costs are
expensed as incurred.

G.  Employee Benefits

The Company has a 401(k) deferred
savings plan for all employees who have
completed six months of service.  The
Company may make matching and
discretionary contributions. The Plan
has a calendar year-end.  During the
fiscal year ending June 30, 1996, the
Company expensed $24,000 in matching
contributions.

The Company offers medical insurance to
its associates which it self-insures up
to $25,000 per individual and
$1,000,000 in aggregate.

H. Earnings Per Common Share

Earnings per common share amounts were
computed using the weighted average
number of shares outstanding during
each year.  Average shares outstanding
for the years ending June 30, 1996 and
1995 were 1,462,271.  Options for
purchase of stock which are common
stock equivalents do not have a
material dilutive effect on per share
amounts and have not been included in
the computations.
I. Statement of Cash Flows
For purposes of the statement of cash
flows, highly liquid investments
purchased with maturities of three
months or less are considered to be
cash equivalents.

J.  Product Warranty

The Company's products are currently
covered by product warranties for one
year after date of purchase. At the
time of sale, the Company recognizes an
estimated warranty cost based on prior
history and expected future claims.

K.  Fair Value of Financial Instruments

The following methods and assumptions
were used to estimate the fair value of
each class of financial instruments:
Cash and Equivalents:  The carrying
amount approximates fair value due to
its short-term maturity.
Note Receivable: The carrying amount
approximates fair value due to its
short-term maturity.
L.  Financial Statements Estimates
The preparation of financial statements
in conformity with generally accepted
accounting
principles requires management to make
estimates and assumptions that affect
reported amounts of assets and
liabilities and disclosures of
contingent assets and liabilities at
the date of the financial statements
and the reported amounts of revenues
and expenses during the reporting
period.  Actual results could differ
from these estimates.
2.  Cash and Equivalents

At June 30, 1996 and 1995, the Company
had cash balances totaling $101,000 and
$294,000, respectively, at one bank
located in Minnesota.  The balances are
insured by the Federal Deposit
Insurance Corporation up to $100,000.
In addition, the Company maintains cash
balances in a money market mutual fund
with Norwest Funds.  Such funds are not
insured and totaled $863,000 at June
30, 1996 and $947,000 at June 30,1995.

3.  Trade Accounts Receivable
Trade accounts receivable consist of
the following:

in Thousands                       1996
1995
Trade accounts receivable
$2,193   $2,181
Less allowance for doubtful accounts

40       31
Totals
$2,153   $2,150

4.  Inventories
Inventories consist of the following:
in Thousands                    1996
1995
Raw materials                  $1,518
$1,261
Work-in-process                   253
267
Finished goods                    262
213
Totals                         $2,033
$1,741

5.  Long - Term Debt
Long-term debt consists of the
following:

in Thousands                  1996
1995
Capital lease obligations due in
varying monthly installments through
March 1999 secured by related
equipment.
                             $  16
$118
 Less current maturities        11
101
Net long-term debt           $   5
$ 17

Scheduled maturities, by fiscal year,
of long-
term debt are as follows:

1997                    11
1998                     3
1999                     2
Total long-term debt  $ 16

At June 30, property, plant and
equipment includes the following
amounts for capital leases:

                               1996
1995 Office furniture and equipment
                               $ 38
$398 Accumulated amortization
16           261
Net assets under capital lease
                               $ 22
$137

At June 30, 1996, the Company had the
following minimum commitments for
payment of rentals under capital
leases:

1997                             $ 12
1998                                3
1999                                3
Total lease commitments
$ 18
Less amount representing interest
2
Present value of lease payments,
included in long-term debt

$ 16

6.  Income Taxes
The income tax provision charged to
continuing operations for the years
ended June 30, 1996 and 1995 are as
follows:

in Thousands                     1996
1995
Current:
US federal                      $ 203
214
State                                33
3
Total current                      236
217
Deferred:
US federal                   (39)
(107)
State                         (1)
(18)
Total deferred              (40)
(125)
Total current and deferred:  $ 196
$  92
The income tax provision differs from
the amount of income tax determined by
applying the US federal income tax rate
to pretax income for the continuing
operations for the years ended June 30,
1996 and 1995 due to the following:
                                  1996
1995 Computed "expected" tax expense
                                $  260
$   187 Increase (decrease) in income
taxes resulting from:
Non-deductible expenses             10
34
Change in valuation allowance

(85)     (107) State taxes net of
NOL carryforward
                                    25
(1)
Tax credits                        (12)
(20)
Other                               (2)
(1)
Total                            $  196
$  92
Net deferred tax assets consist of the
following components as of June 30,
1996:
199
6
199
5
Deferred tax assets
Employee benefits and severance     $
90    $ 86
Inventory and receivable allowances
                                     74
70
Warranty and contingency reserves
                                    151
189
Total deferred tax assets
315      345
Less valuation  allowance
                                     0
(85)
                                 $  315
$  260
Deferred tax liabilities
Installment sale                     35
0
Property and equipment                $
5   $ 30
Total deferred tax liabilities       40
30
Net deferred tax assets
                                 $  275
$  230
The components giving rise to the net
deferred tax assets described above
have been included in the Company's
Balance Sheets as of June 30, 1996 and
1995 as follows:
Current assets                   $  280
$  260
Noncurrent liabilities
(5)     (30)
Net deferred tax assets             $
275 $  230

7.  Stock Options
In 1985, the Company adopted an
Incentive Stock Option Plan (the "1985
ISO Plan") and a Non-Qualified Stock
Option Plan (the "1985 NQ Plan"), both
of which had a term of ten years and
terminated on March 20, 1995.  As of
June 30, 1995, all options granted
under the 1985 ISO Plan and the 1985 NQ
Plan had terminated except for one
option for the purchase of 5,000 shares
exercisable at $2.1875 per share.
The Board of Directors adopted the 1995
Stock Option Plan (the "1995 Plan") in
May 1995 and the shareholders of the
Company approved the 1995 Plan at the
Company's annual meeting in October
1995.  The 1995 Plan provides for the
grant of both incentive stock options
and nonqualified stock options and
reserves 150,000 shares of the
Company's Common Stock for issuance
under the 1995 Plan and any previous
plans of the Company, to be granted on
a onefor-one basis.  The outstanding
5,000 share option under the Company's
1985 ISO Plan therefore reduces the
shares reserved for issuance under the
1995 Plan to 145,000 shares.
Options may be granted to eligible
employees and directors at not less
than 100% of fair value of the
Company's common stock.  Options may be
exercised over terms not to exceed 10
years.  The following is a summary of
transactions:.

                            1996
1995 Options outstanding beginning of
year:
                         55,000
65,500
Terminated                 0
65,500
Granted                    0
55,000
Options outstanding, end of year
($2.1275 $2.1875)
                            55,000
55,000
Options exercisable, end of year
($2.1275 ,$2.1875)
                           55,000
50,000 Available for Grant, end of year
                           95,000
100,000

In October 1995, the Financial
Accounting Standards Board issued
Statement of Financial Accounting
Standards No. 123, Accounting for
Stock-Based Compensation, which
establishes new standards for stock-
based employee compensation plans, for
years beginning after December 15,
1995.  The Company has a choice under
the Standard of either using Statement
123 in measuring expense or presenting
pro forma net income (and earnings per
share) beginning in 1997 with
comparative information.  The pro forma
amounts will likely be lower than the
net income and net income per share
otherwise reported.
8.  Other Matters
The Company has a $1,000,000 line of
credit with its bank.  Borrowings under
the line are charged interest at the
prime rate and are collateralized by
accounts receivable and inventories.
The prime rate was 8.25% at June 30,
1996.  The credit agreement expires
November 30, 1996.  The loan agreement
requires the Company to meet certain
financial ratios and covenants.  There
were no borrowings outstanding under
the line of credit at June 30, 1996.
The Company also has a documentary
letter of credit to support the
purchase of inventories.  At June 30,
1996, the Company had letter of credit
facilities of $300,000, of which
$51,000 of letter of credit commitments
were outstanding.
9.  Industry Segments and Significant
Customers
Operating income is total revenue less
operating expenses, excluding interest
and general corporate expenses.  The
Company did not have any sales between
industry segments. Identifiable assets
by industry segment includes both
assets directly identified with those
operations and an allocable share of
jointly used assets.  General corporate
assets consist primarily of cash, cash
equivalents and building costs.  The
following table summarizes data by
industry segment.

in Thousands                   1996
1995
Net Sales
WNS/WTS                     $  3,037
$ 1,747
AFW                            8,893
8,914
WMS                            2,022
2,433
                            $  13,952
$  13,094 Operating Income (Loss)
WNS/WTS                        $123
$ (44)
AFW                           1,226
824
WMS                             628
923
                             $1,977
$1,703
General Corporate Expenses, net
                              1,233
1,153
Income before income taxes  $  744
$  550
Capital Expenditures
WNS/WTS                       $121
$37
AFW                            163
112
WMS                             12
38
                               $296
$187
Depreciation and Amortization
WNS/WTS                         $ 22
$12
AFW                              121
74
WMS                                43
42
                               $   186
$   128 Identifiable Assets
WNS/WTS                        $ 1,326
$  878
AFW                              2,809
2,711
WMS                                680
839
Corporate                        2,279
2,600
                              $  7,094
$7,028
Significant customers
WTS
No. of customers                    10
10
Sales to those customers       $  2,284
$  1,309
AFW
No of customers                      1
1
Sales to that customer
                               $
1,530   $1,435

PART II   ITEM 8. CHANGES IN AND
DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.
NONE

PART III  ITEM 9.  DIRECTORS, EXECUTIVE
OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT
Other than information included in
"Executive Officers of the Company"
which is set forth below, the
additional information required under
this item is incorporated by reference
to pages 2 to 5 of the Company's
definitive Proxy Statement for its
Fiscal Year 1996 Annual Meeting of
Shareholders.

EXECUTIVE OFFICERS OF THE COMPANY
(a)  Identification
The names and ages of executive
officers of the Company, their
positions and offices presently held,
and the period of service as such are
as follows:
Y
E
A
R

I
N

W
H
I
C
H

F
I
R
S
T

B
E
C
A
M
E
NAME            AGE   POSITION   AN
OFFICER
Jerry W. Grabowski  44  President
                      , Chief Executive
Officer
                        Chief Financial
Officer, Treasurer
and Director
1993
The following information is presented
as to the business experience of each
Executive Officer during the past five
years:
Mr. Grabowski was elected President,
Chief Executive Officer, and a member
of the Company's Board of Directors on
August 1, 1993.  He was additionally
elected Chief Financial Officer and
Treasurer in January 1995.  From 1988
until joining the Company, Mr.
Grabowski was employed as General
Manager of Onan Power/Electronics
Division.

PART III ITEM 10.  EXECUTIVE
COMPENSATION
Information required under this item is
incorporated by reference to the
Company's definitive Proxy Statement
for its Fiscal Year 1996 Annual Meeting
of Shareholders.
PART III  ITEM 11.   SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL  OWNERS AND
MANAGEMENT
Information required under this item is
incorporated by reference to the
Company's definitive Proxy Statement
for its Fiscal Year 1996 Annual Meeting
of Shareholders.
PART III  ITEM 12. CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS
Information required under this item is
incorporated by reference to the
Company's definitive Proxy Statement
for its Fiscal Year 1996 Annual Meeting
of Shareholders.
PART IV  ITEM 13.  EXHIBITS AND REPORTS
ON FORM 8-KSB
(a)Exhibits:
See Exhibit Index following the
signature page of this report.

(b)Reports on Form 8 KSB

On May 14, 1996, the Company filed a
Form 8KSB describing the agreement to
settle the lawsuit Wedge-Loc Company
had previously brought against the
Company.
Signatures
Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly
caused this Report to be signed on its
behalf by the undersigned, thereunto
duly authorized, in Rochester,
Minnesota, on September 17, 1996.
WATERS INSTRUMENTS, INC.
By: Jerry W. Grabowski
Jerry W. Grabowski
President, Chief Executive, Chief
Financial Officer, and Treasurer
Pursuant to the requirements of the
Securities Exchange Act of 1934, this
Report has been signed by the following
persons on behalf of the Company in the
capacities and on the dates indicated.
Signature                   Title
Date


Jerry W. Grabowski
Jerry W. Grabowski      President,
Chief Executive Officer,
Chief Financial
Officer, Treasurer,
and Director
September 17, 1996
______*___________________
Stewart D. Siebens
Stewart D. Siebens      Chairman of the
Board and Director
September 17, 1996
______*_____________
Charles G. Schiefelbein
Charles G. Schiefelbein  Director
September 17, 1996
*  By Jerry W. Grabowski, Attorney-in-
Fact

Exhibit Index for Form 10-KSB (for the
Fiscal Year ended June 30, 1996)

Page Number

3.1  Restated Articles of
Incorporation, as amended to date,
incorporated by reference to Exhibit
3.1 to the Company's Annual Report on
Form 10-K for the fiscal year ended
January 31, 1989.
*

3.2 Restated Bylaws, as amended to
date.        *

10.1 Management Incentive Compensation
Plan, incorporated by reference to the
description of such Plan set forth
under the caption "Compensation Plans
"of the Company's definitive proxy
statement for its 1989 Annual Meeting
of Shareholders. (1)
*
10.2  1985 Incentive Stock Option Plan
and Form of Stock Option Agreement,
incorporated by reference to Exhibit
10.4 to the Company's Annual Report on
Form 10-K for the fiscal year ended
January 31, 1985.
*
10.3  1985 Nonqualified Stock Option
Plan and Form of Stock Option
Agreement, incorporated by reference to
Exhibit 10.5 to the Company's Annual
Report
on Form 10-K for the fiscal year ended
January 31, 1986.
*
10.4  Employment agreement dated July
28, 1993 between the Company and Gerald
W. Grabowski incorporated by reference
to Exhibit 10.10 to the Company's
Annual Report on Form 10-KSB for the
fiscal year ended June 30, 1993. (1)
*

10.5 1995 Stock Option Plan.
*

10.6 Settlement Agreement with Wedge-
Loc providing for the $240,000.
*

25.1 Power of Attorney.
*

(1) Indicates a management compensatory
plan.
*Incorporated by reference; SEC File
No. 01388