Form 10QSB
period 1996-09-30
WATERS INSTRUMENTS INC
filed 1996-11-14
CIK 104987

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,462,271 shares outstanding as of
 November 13, 1996.

Transitional Small Business Disclosure Format (check one) :
Yes ___    No __X__

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
WATERS INSTRUMENTS, INC.
Statement of Operations
(Thousands, except per share data)
	For the Three Months
	Ended September 30,
	1996	1995
	(Unaudited)	(Unaudited)
NET SALES	$3,925	$3,476
COST OF GOODS SOLD	2,766	2,470
	______	______
   GROSS PROFIT	1,159	1,006

OPERATING EXPENSES
   Administrative	409	351
   Selling	370	407
   Research and Development	98	89
	______	______
     Total Operating Expenses	877	847
	______	______
OPERATING INCOME 	282	159

OTHER INCOME (EXPENSE)
   Net Interest Income (Expense)	19	11
   Net Other Income (Expense)	(3)	(3)
	______	______
INCOME  BEFORE  INCOME TAX	298	167

INCOME TAX PROVISION	120	63
	______	_______
NET INCOME 	178	104
EARNINGS  PER
  COMMON SHARE	$0.12	$0.07
Weighted Average Number of 	1,462,271	1,462,271
   Shares Outstanding

<F1>
See Note to Financial Statements

                               PART I
                         FINANCIAL INFORMATION
                     Item 1.  Financial Statements
                       WATERS INSTRUMENTS, INC.
                               Balance Sheet
                                 (Thousands)

                                  For the Three Months
	September 30, 1996	June 30, 1996
	(Unaudited)	(Unaudited)
Current Assets
  Cash & Cash Equivalents	$1,695	$964
  Net Trade Receivables	1,672	2,153
  Note Receivable	188	188
  Inventories	1,749	2,033
  Prepaid Expenses	88	33
  Deferred Income Taxes	280	280
	______	______
     Total Current Assets	5,672	5,651
	________	______
Fixed Assets
  Property, Plant & Equipment	4,329	4,218
  Less Accumulated Depreciation	(2,957)	(2,876)
     Net Fixed Assets	1,372	1,342
Other Assets	3	3
Goodwill	93	98
	______	______
     TOTAL ASSETS	$7,140	$7,094


Current Liabilities
  Current Maturities of
        Long-term Debt	$    9	$  11
  Accounts Payable	673	903
  Accrued Salaries,
        Wages and Other
        Compensation	515	505
Product Warranties	305	305
  Accrued Other Expenses	295	204
     Total Current Liabilities	1,797	1,928
Long-term Debt,
        Less Current Maturities	5	5

Deferred Income Taxes	5	5
	_______	________
     TOTAL LIABILITIES	1,807	1,938
Stockholders' Equity
  Common Stock	146	146
  Additional Paid-in Capital	1,246	1,246
  Retained Earnings	3,941	3,764
	_______	______
     TOTAL STOCKHOLDERS' EQUITY	5,333	5,156
	_______	______
TOTAL LIABILITIES & EQUITY	$7,140	$7,094

<F2>
See Note to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements
WATERS INSTRUMENTS, INC.
Statement of Cash Flows (Thousands)
	For the Three Months
	Ended September 30,
	1996	1995
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers	$4,101	$3,996
   Interest received	16	14
	______	______
     Cash provided from operations	4,117	4,010

   Cash paid to suppliers and employees		3,242	4,009
   Taxes paid 	30	69
   Interest paid	1	3
	______	_______
     Cash disbursed from operations	3,273	4,081
	______	______
      Net cash provided (used) for
          operations	844	(71)
CASH FLOWS FROM INVESTING
   Net acquisition of fixed assets	(111)	(111)
	______	______
     Net cash used for investing	(111)	(111)
CASH FLOWS FROM FINANCING
   Reduction of Long-Term Debt	(2)	(22)
	______	______
     Net cash used for financing	(2)	(22)
	______	______
NET INCREASE (DECREASE) IN CASH
     AND EQUIVALENTS	731	(204)

CASH AND CASH EQUIVALENTS
      - BEGINNING OF PERIOD	964	1,241
	______	______
CASH AND CASH EQUIVALENTS
      - END OF PERIOD	$1,695	$1,037
RECONCILIATION OF NET INCOME
  TO NET CASH FROM (USED FOR)
  OPERATIONS:
  Net Income 	$178	$104
  Depreciation and Amortization	86	75
  Provisions For Losses On Accounts
     Receivable	3	3
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable	478	520
    Inventories	284	(438)
    Prepaid Expenses	(55)	(10)
    Accounts Payable and Accrued Expenses	(130)	(325)
	________	______
NET CASH FROM (USED FOR) OPERATIONS	$844	(71)

<F1>
See Note to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)
WATERS INSTRUMENTS, INC.
Note to Financial Statements
September 30, 1996

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

Inventories consisted of the following:
	September 30, 1996	June 30, 1996

Raw Materials	$1,237,000	$1,518,000
Work-In-Process	270,000	253,000
Finished Goods	     242,000	     262,000
	__________	__________
Total Inventories	$1,749,000	$2,033,000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

The Company's working capital position at September 30, 1996 was $3,875,000, a 4% increase from the $3,723,000 amount at June 30, 1996. The cash balance for the Company was $1,695,000 at September 30, 1996 compared to the cash balance of $964,000 at June 30, 1996.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In January, 1996 , the Company accepted the bank's $1,000,000 line of credit commitment and extended it to November 30, 1996. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.25% at September 30, 1996. The Company had not borrowed against the line of credit during Fiscal Year 1997 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $111,000 for the quarter ended September 30, 1996. The Company estimates that capital expenditures for the remaining three quarters of the current Fiscal Year will approach $400,000 in total. The Company anticipates continued improvements in its manufacturing processes as result of these capital expenditures.

On October 17, 1996, at a regularly scheduled meeting of the Company's Board of Directors, the Board voted to make a cash dividend payment.
A dividend of $.04 per share of the Company's common stock will be paid on or about December 13, 1996 to shareholders of record on November 29, 1996, which will result in an aggregate cash payment of approximately $58,490.84.

Results of Operations

Net sales for the quarter ended September 30, 1996 were $3,925,000. This represents an increase of 13% when comparing to the comparable quarter of the prior year.

Waters Medical Systems had net sales of $414,000 for the quarter ended September 30, 1996, a decrease of 28% when comparing to the comparable quarter of the prior year.

Net sales for American FarmWorks for the quarter ended September 30, 1996 were $2,611,000. This represents a 7% increase when comparing to the comparable quarter of the prior year.

Waters Technical Systems/Waters Network Systems (WTS/WNS) had net sales of $900,000 for the quarter ended September 30, 1996, an increase of 95% when comparing to the comparable quarter of the prior year. This is a result of the Company continuing to invest in sales and marketing to provide long-term sales growth in this business unit. Increases in administrative expense are due primarily to the Company's long-term marketing commitment to position the WTS/WNS business units.

Net income for the quarter ended September 30, 1996 was a profit of $178,000. This represents an increase of 71% for the quarter ended September 30, 1996 when comparing to the comparable period of the prior year.

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


WATERS INSTRUMENTS, INC.


By: /S/ Jerry W. Grabowski
Jerry W. Grabowski
President, CEO
November 13, 1996