Form 10QSB
period 1997-03-31
WATERS INSTRUMENTS INC
filed 1997-05-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31,
1997.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value -- 1,462,271 shares outstanding as of
May 14, 1997.

Transitional Small Business Disclosure Format (check one):
Yes ___    No __X__

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
Statement of Operations
(Thousands, except per share data)
	For The Three Months	For the Nine Months
	Ended March 31,	Ended March 31,
	1997	1996	1997	1996
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$	3,570	$	3,623	$	10,093	$	9,792
COST OF GOOD SOLD	 	2,481		2,579		7,034
	6,937
  GROSS PROFIT		1,089		1,044		3,049
	2,855

OPERATING EXPENSES
  Administrative		324		358		998		1,094
  Selling		465		400		1,240		1,187
  Research and Development		128		159		370
	340
    Total Operating Expenses		917		917		2,608
	2,621
OPERATING  INCOME		172		127		441
	234

OTHER INCOME (EXPENSE)
  Net Interest Income (Expense)		19		9		62
	31
  Net Other Income (Expense)		29		(4)		22
	(10)
INCOME BEFORE INCOME TAX		220		132
	525		255

INCOME TAX PROVISION		84		21		207
	39
NET INCOME		136		111		318		216

EARNINGS PER COMMON SHARE	$	0.09	$	0.08	$
	0.22	$	0.15

Weighted Average Number of
  Shares Outstanding		1,462,271		1,462,271
	1,462,271		1,462,271

See Notes to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
Balance Sheet
(Thousands)
	March 31,	June 30,
	1997	1996
	(Unaudited)	(Unaudited)
Current Assets
  Cash & Cash Equivalents	$	1,354	$	964
  Net Trade Receivables		1,899		2,153
  Note Receivable		-		188
  Inventories		1,858		2,033
  Prepaid Items		38		33
  Deferred Income Taxes		250		280
    Total Current Assets		5,399		5,651

Fixed Assets
  Property, Plant & Equipment		4,643		4,218
  Less Accumulated Depreciation		(3,120)		(2,876)
     Net Fixed Assets		1,523		1,342

Other Assets		3		3
Goodwill		85		98
TOTAL ASSETS	$	7,010	$	7,094

Current Liabilities
  Current Maturities of Long-Term Debt	$	4	$	11
  Accounts Payable		665		903
  Accrued Salaries, Wages, and Other Compensation		557		505
  Product Warranties		229		305
  Accrued Other Expenses		131		204
     Total Current Liabilities		1,586		1,928
Long-Term Debt, Less Current Maturities		3		5
Deferred Income Taxes		5		5
     TOTAL LIABILITIES		1,594		1,938
Shareholders' Equity
  Common Stock		146		146
  Additional Paid-in Capital		1,246		1,246
  Retained Earnings		4,024		3,764
     TOTAL STOCKHOLDERS' EQUITY		5,416		5,156
TOTAL LIABILITIES & EQUITY	$	7,010	$	7,094

See Notes to Financial Statements


PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
Statement of Cash Flows
(Thousands)
	For the Nine Months
	Ended March 31
	1997	1996
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS
  Cash received from customers	$	10,337	$	10,017
  Interest received		64		40
     Cash provided from operations		10,401		10,057

  Cash paid to suppliers and employees		9,516		9,884
  Taxes paid		189		209
  Interest paid		2		9
     Cash disbursed from operations		9,707		10,102
     Net cash provided (used) for operations		694		(45)
CASH FLOWS FROM INVESTING
  Net acquisition of fixed assets		(425)		(307)
Decrease in other assets		-		-
     Net cash used for investing		(425)		(307)
CASH FLOWS FROM FINANCING
  Notes Receivable		188		-
  Reduction of Long-Term Debt		(9)		(70)
  Cash Dividend Payment		(58)		(58)
     Net cash used for financing		121		(128)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	390
	(480)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	964
	1,241
CASH AND CASH EQUIVALENTS-END OF PERIOD	$	1,354	$
	761
RECONCILIATION OF NET INCOME TO
NET CASH FROM (USED FOR) OPERATIONS:
  Net Income	$	318	$	216
  Depreciation and Amortization		257		225
  Provisions For Losses On Accounts Receivable		9		9
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable		245		225
    Inventories		175		(464)
    Prepaid Expenses and Deferred Income Taxes		25		(58)
    Accounts Payable and Accrued Expenses		(335)		(198)
NET CASH FROM (USED FOR) OPERATIONS	$	694	$	(45)

See Notes to Financial Statements

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
Note to Financial Statements
March 31, 1997

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

Inventories consisted of the following:
		March 31, 1997	June 30, 1996
Raw Materials		$1,397,000	$1,518,000
Work-In-Process	278,000	253,000
Finished Goods	     183,000	     262,000
Total Inventories	$1,858,000	$2,033,000


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

The Company's working capital position at March 31, 1997, was $3,813,000, a 2% increase from the $3,723,000 amount at June 30, 1996. The cash balance for the Company was $1,354,000 at March 31, 1997, compared to the cash balance of $964,000 at June 30, 1996.
In December 1996 the Company renewed the bank's $1,000,000 line of credit commitment and extended it to December 16, 1997. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.5% at March 31, 1997.
The Company had not borrowed against the line of credit during Fiscal Year
1997 and
believes that its' existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

PART I
FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation (continued) Capital expenditures of $185,000 and $425,000 for the quarter and nine-month period ended March 31, 1997, respectively, were used to replace the plant's roof and purchase manufacturing equipment. The Company estimates that capital expenditures for the remaining quarter of the current Fiscal Year will approach $50,000 in total. The
Company anticipates continued improvements in its manufacturing processes as a result of these capital expenditures.

Results of Operations
Net sales for the quarter and nine-month period ended March 31, 1997, were $3,570,000 and $10,083,000 respectively. This represents a decrease of 1% for the quarter and an increase of 3% for the nine months ended March 31, 1997, when comparing to the comparable periods of the prior year.
Waters Medical Systems' net sales for the quarter and nine-month period ended March
31, 1997, were $446,000 and $1,287,000 respectively. This represents a decrease of 1%
for the quarter and 16% for the nine months ended March 31, 1997, when comparing to comparable periods of the prior year. The decrease in sales is principally due to softening in demand for the existing mature medical products in this business unit. The
Company submitted the RM3 to FDA on April 28, 1997. The RM3 is a computer enhanced version of the MOX Renal Transplant System. The Company anticipates sales of the RM3 to begin in July 1997 pending FDA approval.
Net sales for American FarmWorks for the quarter and nine-month period ended
March
31, 1997, were $2,277,000 and $6,345,000 respectively. This represents a decrease of
1% for the quarter and an increase of 2% for the nine months ended March 31, 1997, when comparing to the comparable periods of the prior year. Considering the current strong agricultural economy, the Company anticipates higher revenue levels in the fourth quarter of Fiscal Year 1997 than the comparable periods of the prior year for this business unit.
Waters Technical Systems/Waters Network Systems (WTS/WNS) had net sales for the quarter of $847,000 and $2,451,000 for the nine months ended March 31, 1997. This represents a decrease of 2% for the quarter and an increase of 21% for the nine months ended March 31, 1997, when comparing to comparable periods of the prior year. The decrease in net sales for the quarter ended March 31, 1997, is principally due to the one-time order received from a current customer in the prior year. During Fiscal Year 1995,
Waters Network Systems began manufacturing and marketing a wide range of connectivity products for Token-Ring and Ethernet LANs, designed specifically for school systems. The products offer the ability to network computers throughout school systems. The Company continues to invest in sales and marketing to provide long-term sales growth in these business units.
Net income for the Company for the quarter ended March 31, 1997, increased
23% for a
profit of $136,000 or $.09 per share on revenues of $3,570,000. For the comparable quarter of the prior year, the Company had a profit of $111,000 or $.08 per share on revenues of $3,623,000.
Net income for the Company for the nine-month period ended March 31, 1997, increased
47% for an income of $318,000 or $.22 per share on revenues of $10,083,000.
For the
comparable nine-month period of the prior year, the Company had a net income of $216,000 or $.15 per share on revenues of $9,792,000.

Forward-Looking Information

The statements included in this report which are not historical or current facts are
"forward-looking statements" made pursuant to the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995.  There are certain important factors that could
cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated or volatility in the major markets, competition and general economic conditions.

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


	WATERS INSTRUMENTS, INC.


	By:     /S/ Jerry Grabowski
	Jerry W. Grabowski
	President & CEO
May 14, 1997