Form 10KSB
period 1997-06-30
WATERS INSTRUMENTS INC
filed 1997-09-16
CIK 104987

                          UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549





                          FORM  10-KSB
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year ended June 30, 1997

                  Commission file number 0-1388

                   WATERS  INSTRUMENTS,  INC.
                   (d/b/a Waters Corporation)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The net sales for the Company for the Fiscal Year Ended June
30, 1997 were $14,466,000.

The   aggregate  market  value  of  the  voting  stock  held
by non-affiliates   of         the  Company  on  August   29,
1997 was $4,934,340.

   The number of shares outstanding of the Company's Common
Stock on August 29, 1997 was 1,462,271.

            DOCUMENTS  INCORPORATED  BY  REFERENCE
Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 23, 1997.
 Transitional Small Business Disclosure Format (Check One)
                               Yes   No X

PART I    ITEM 1.   BUSINESS

(a)  Business Development

Waters Instruments, Inc., a Minnesota corporation since 1960, (d/b/a Waters Corporation) is a customer-driven, electronics manufacturer and world-wide marketer of network interconnect, contract manufacturing, consumer farm, and medical products. During Fiscal Year 1997, sales were conducted through four principal business units of the
Company: Farm Products {d/b/a American FarmWorks (AFW)}; Medical Systems {d/b/a Waters Medical Systems (WMS)}; Electrical Products {d/b/a Waters Technical Systems (WTS) and formerly known as Midwest WireTech}; and Network Connectivity Products {d/b/a Waters Network Systems
(WNS)}.

(b)  Business of Issuer

     (1)  American FarmWorks
     American FarmWorks has been engaged primarily in the manufacture and sale of electric fence controllers
     for livestock,  predator,  and  pet  containment.   The
     Company considers itself the largest of the four major suppliers of such controllers in the United States. Fence controllers convert both AC and DC power into low-current, high-voltage impulses on a wire fence producing a stinging but safe shock.

     Sales by American FarmWorks are made primarily through
     major farm  equipment  and  hardware distributors,
     suppliers  and retailers.  During  Fiscal  Year  1997,
     sales  to  American FarmWorks'    three   largest
     customers   accounted     for
     approximately 30.9% of American FarmWorks' total sales or 20.2% of the Company's total sales.

     American     FarmWorks     sells     through independent
     representatives.  Sales by American FarmWorks in Fiscal
     Year 1997 were 65% of the Company's total sales compared to 64% in Fiscal Year 1996.

     There were no significant sales from American FarmWorks made to governmental agencies; likewise, there were no
     contracts subject  to  renegotiation.   Raw  materials
     used  in the
     production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers; however, the
     Company  has filed for a digital control module patent
     that it
     believes   is  unique  to  the  industry.    Trademarks
     associated  with the business are believed to be  of
     value. The   Company's  trademarks  include:  American
     FarmWorks, Blitzer,    BullDozer,   Captivator,   Cobra,
     Dyna-Charge, Electro-Line, HOL-DEM, Hot Spark, International, Jewel, Solar Blitz, Solar Bull, Sting Ray, Super Charger, and ThunderBolt. The Company has also recently filed intents to use the names: Hornet, YellowJacket, and Wasp.

     The business of American FarmWorks is seasonal. Greater customer demand occurs in the spring and summer months. Backlog is not significant in this unit's operations since orders are generally filled relatively soon after receipt.

     (2)  Waters Medical Systems

     Waters Medical Systems includes sales of cardiovascular and organ preservation products. This business unit is engaged in the manufacture and sale of electro-medical instruments for hospital and laboratory use. The Company is one of many medical equipment manufacturers, and its position in the total medical instrument field is minor, however, it is the dominant supplier in it's specific product niches. Sales by Waters Medical Systems in Fiscal Year 1997 represented approximately 11.6% of the Company's total sales compared to 14.5% in Fiscal Year 1996.

     Sales of Waters Medical Systems' products are made to a large number of customers in the health care field
     primarily through   the   use  of  independent
     representatives.
     No significant sales are made to the United States Government and no contracts are subject to renegotiation. No unusually large working capital amounts are required by this business unit, but accounts receivable can approach two months of sales due to the slow reimbursement practices of third-party insurers and administrators.

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

     The Company announced that it has received approval from the Food and Drug Administration (the "FDA") to market its new RM3 Renal Preservation monitor. The RM3 was developed by Waters to preserve kidneys for transplant. The RM3 System is a two-part kidney preservation system
     which includes  a monitor   for   regulating  and
     monitoring  the   pulsatile perfusion  of one or two
     kidneys and a sterile, single-use, disposable cassette that circulates a preservation solution continuously through the kidneys. The RM3 was the subject of a news release made by the Company on July 31, 1997.

     The  products  of  Waters  Medical Systems  are  subject
     to governmental  regulation by the FDA under the  Federal
     Food and  Drug and Cosmetic Act (the "FDCA").  The FDA
     classifies medical  devices  into three categories that
     determine  the degree  of  regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and recordkeeping requirements  and are subject to other general controls.
     Class II devices are subject  to  performance standards in addition  to  general controls.  Class III
     devices require premarket approval  to
     assure product safety and effectiveness.
     Before  either a Class I or Class II device may be
     marketed, Section  510(k)  of the FDCA requires that the
     manufacturer submit to the FDA, at least 90 days before
     marketing begins, a premarket notification of its intent
     to market the device. If the  FDA
     accepts  the  sufficiency  of  the  premarket
     notification, the device may then be marketed.   While this
     FDA decision may be reached within the 90-day period, it often takes a longer period of time and marketing may be delayed.

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

     (3)  Waters Technical Systems/Waters Network Systems

     The Company, in Fiscal Year 1997, made investments in sales and marketing, engineering, and manufacturing to provide long-term sales growth in this business unit. Sales for Fiscal Year 1997 for this business unit were $3,346,000. This represents a 10.2% increase over the Fiscal Year 1996 net sales of $3,037,000.

     As  of  June  30,  1997, the Waters Technical
     Systems/Waters Network  Systems  business  units'  backlog of  orders  was $604,000.  This backlog is scheduled to be
     filled within  12 months.   This compares to an order
     backlog of  $469,000  at June 30, 1996.

     Waters   Technical  Systems,  (formerly  known  as Midwest
     WireTech) performs contract manufacturing including product assemblies, and cable harness assemblies sold
     directly on  a specific   order   basis   mainly  to
     computer,   medical, communication,  and  office
     equipment  manufacturers.                        The
     industry in which the business unit operates is marked by a large number of relatively small suppliers operating predominantly on a regional basis. The Company believes Waters Technical Systems competes effectively within it's regional area.

     In Fiscal Year 1997, Waters Technical Systems served a relatively small number of customers, with ten customers representing about 89.6% of the business unit's sales.

     This business unit is often required to order significant inventories of raw materials to provide
     lead  time  for meeting   customer  delivery
     requirements.   Raw  materials necessary  to  this unit's
     business are generally available from a number of suppliers. Patents and proprietary rights are of no significance to its business.
     Waters Network Systems, a business unit created late in Fiscal Year 1995, manufactures and markets a wide range of connectivity products for Token-Ring and
     Ethernet local area networks  (LANs).   The  products
     provide  the  ability  to network  computers throughout
     school districts  or  business offices.   While the
     industry for network products is very large and covers a wide range of applications, the business unit focused initially on the K-12 educational segment to provide
     solutions  that  were  not  being  met  by   other
     manufacturers.
     In response to the needs of the educational segment, Waters Network Systems offers consulting and training services. Numerous school districts require support on network design and installation as well as training support staff on courseware and productivity tools software. These services give Waters Network Systems a differential advantage that distinguishes the Company in the educational market.

     The LAN products are sold primarily through dealerships who resell the products as well as provide network
     cabling installations.   Less than 30% of the customers
     are school districts or local Boards of Education purchasing the products directly from the Company.
     The  sales   cycle frequently takes up to a year to
     transition from having the products specified to the actual installation. As a startup business unit, Waters Network Systems is heavily focusing its efforts on having its products specified with an increasing number of districts.

     From Fiscal Year 1995, when the Company introduced Waters Network Systems, through Fiscal Year 1997, the
     number  of customers  increased  13  fold.   Many  of  the
     dealerships currently have been awarded the bids for specific school districts, with the installation to occur early in Fiscal Year 1998. With the educational market, installations are seasonal with sales peaking during the summer months when school is out of session. The demand for network products exists in virtually all new schools being built as well as the larger market for retrofitting most existing schools.

     During Fiscal Year 1997, Waters Network Systems continued to expand its product line to include intelligent and switched hubs for both copper and fiber LANs used to manage networks or increase the capacity of current networks. The Company believes the introduction of the new products will position the business unit to provide complete network connectivity solutions in the educational as well as commercial market segments.

     (4)  Information as to Company's Business as a Whole

     During  Fiscal  Years  1997 and 1996, the  Company
     expended $500,000    for   research   and   development
     activities, respectively.

     The  Company  had a total of 135 employees as  of  June
     30, 1997,  of which 104 were regular full-time employees.
     This
     compares to a total of 144 employees as of June 30, 1996, of which 106 were regular full-time employees.
(c)   Financial Information About Foreign and Domestic
Operations and Export Sales.

     The Company maintains no office or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $331,000 in Fiscal Year 1997, compared to $412,000 in Fiscal Year 1996. Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries. The Company has no significant activities outside of the United States.

PART 1    ITEM 2    PROPERTIES
The  Company  owns a 66,000 square-foot, steel and  cement
block building  located  on 10.9 acres in Valley High Industrial
Park, Rochester,   Minnesota.   The  building  houses   the
corporate headquarters  and production facilities for all of
the  business units.   Fourteen thousand square feet are
devoted to office  and engineering   space  and  the  remaining
area   is   used   for manufacturing  and  warehousing,
approximately  16%  by Waters Medical Systems,
24% by Waters Technical Systems, 53% by
American FarmWorks,  and  7%  by  Waters Network  Systems.
The Company currently leases 2,500 square feet of office space in a Plymouth, Minnesota office complex for use as sales and development offices.

The Company believes that insurance coverage on its properties is adequate.

PART 1    ITEM 3    LEGAL PROCEEDINGS
During Fiscal Year 1997, the Company did not have and currently does not have any other legal proceedings pending which are material to its business or financial position.

PART 1    ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS
No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1997
Fiscal Year.
PART 1              EXECUTIVE OFFICERS OF THE COMPANY
(a)  Identification
The names and ages of executive officers of the Company, their positions and offices presently held, and the period of service as such are as follows:

_______________________________________________________________

NAME                AGE        POSITION                 YEAR IN WHICH
                                                        FIRST BECAME
                                                        AN OFFICER

Jerry W. Grabowski  45   President, Chief Executive
                         Officer, and Director               1993
Gregory J. Anshus   40   Chief Financial Officer
                         and Treasurer                       1996

The following information is presented as to the business experience of each Executive Officer during the past five years:
Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company's Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division.
Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

PART  II   ITEM 5.   MARKET FOR THE REGISTRANT'S COMPANY'S
COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The  Company's  common  stock is traded on  the  NASDAQ
National Market System under the symbol WTRS. Below are the high and low bid prices for each quarter of Fiscal Years 1997 and 1996 as reported on the NASDAQ/NMS. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

1997                            High              Low
First      9/30/96              5                 3-3/4
Quarter
Second    12/31/96              5-1/8             3-3/4
Quarter
Third      3/31/97              5-7/8             4-1/4
Quarter
Fourth     6/30/97              5-1/2             4
Quarter
1996
First      9/30/95              6-3/4             2-1/8
Quarter
Second    12/31/95              5-1/8             3-5/8
Quarter
Third      3/31/96              6-5/8             4-1/4
Quarter
Fourth     6/30/96              5-1/2             4
Quarter

As   of  August  29,  1997  the  Company  had  approximately
725 shareholders of record.


Dividend Summary

The Board of Directors of the Company declared a dividend at a regularly scheduled meeting held on October 17, 1996.
The dividend was based on Fiscal Year 1996 operating results. The Company paid the dividend in December 1996 at the rate of 4cents per share, or an aggregate amount of $58,000. The Company also paid a dividend in December 1995 of $.04 per share for an aggregate amount of $58,000.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held on October 23, 1997.

The Company has paid its shareholders annual dividends for 20 years, with the first dividend paid in 1975.

PART  II    ITEM  6.    MANAGEMENT'S DISCUSSION AND  ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance on June 30, 1997 was $1,632,000, resulting in an increase of $668,000 from its June 30, 1996 balance of $964,000. The Company's working capital position at June 30, 1997 was $4,193,000, an increase of 13% from the $3,723,000 amount at June 30, 1996. The improvement in the working capital position resulted primarily from the focus on materials management and just-in-time (JIT) disciplines.

In December 1996, the Company renewed the bank's $1,000,000 line of credit commitment and extended it to December 15,
1997.           The
bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.5% at June 30, 1997. The Company did not borrow against the line of credit during Fiscal Year 1997 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's
line of credit will be   adequate                       to
meet  the  Company's  foreseeable
operating
activities and outlays for capital expenditures.

Capital expenditures were $525,000 during Fiscal Year 1997, an increase of $203,000 from Fiscal Year 1996. Improvements to the manufacturing facility and purchases of manufacturing equipment comprised the bulk of capital expenditures in Fiscal
Year  1997. The   Company
anticipates   continued   improvements   in             its
manufacturing processes, lower unit costs, and improved gross margins as a result of these capital expenditures.

During Fiscal Year 1997, the Company received $188,000 in proceeds, on a note receivable, from the previous year's
sale  of unoccupied   land  adjacent  to  its  manufacturing
facilities. Increases  of  long-term  debt,  primarily  a
lease  of  Company equipment   of  $35,000,  was  the  other
major  financed   cash transaction in Fiscal Year 1997.

RESULTS OF OPERATIONS

Fiscal Year 1997 Compared with Fiscal Year 1996

Net sales for Fiscal Year 1997 were $14,466,000, an increase of 3.7% from net sales of $13,952,000 experienced in Fiscal
Year 1996.

Net sales in Waters Medical Systems declined 16.8% in Fiscal Year 1997 compared to Fiscal Year 1996. The decrease in sales is principally due to softening in demand for the existing mature medical products in this business unit. The Company announced that it has received FDA 510(k) approval to market its new RM3 Renal Preservation monitor. The RM3
is  a  computer  enhanced version   of  the  MOX  Renal
Transplant  System.   The  Company anticipates sales of the RM3
to begin during the first quarter of Fiscal Year 1998. The Company believes introduction of the RM3 will bolster its medical products sales. The RM3 was the subject of a news release made by the Company on July 31, 1997.

Net  sales  in  Waters Technical Systems/Waters  Network
Systems increased 10.2% in Fiscal Year 1997 compared to Fiscal
Year 1996. The Company continues to invest to provide long-term sales growth in the Waters Technical Systems and /Waters
Network  Systems business units.

Net sales in American FarmWorks in Fiscal Year 1997 increased
6% compared to Fiscal Year 1996. The Company anticipates revenue levels in Fiscal Year 1998 to be comparable to Fiscal
Year  1997 for this business unit.

Additional comparative information about industry segments can be found in Note 9 to the Financial Statements under Part II
Item  7 in this Form 10-KSB.

The gross profit improved in Fiscal Year 1997 to 31.4% of net sales from 29.5% for Fiscal Year 1996. Productivity improvements within the entire organization, but principally in the American FarmWorks business unit, contributed to improvement in gross profit in Fiscal Year 1997.

Operating   expenses  were  $3,588,000  for  Fiscal  Year
1997, representing an increase of $67,000 from the comparable figure of $3,521,000 for Fiscal Year 1996. The increase in operating expenses was primarily due to the investment in marketing and sales in the Waters Technical Systems and Waters Network Systems business units.

Improved   working  capital  during  Fiscal  Year  1997
provided interest income of $82,000 compared to interest income of $52,000 during Fiscal Year 1996.

Interest expense, principally lease financing on the Company's equipment, was $4,000 during Fiscal Year 1997 compared to $18,000 in Fiscal Year 1996.

The Company also had other income of $17,000 for Fiscal Year 1997 consisting primarily of an insurance settlement regarding a contractual obligation. Other income of $112,000 for Fiscal Year 1996 consisted primarily of the sale of unoccupied land adjacent to its manufacturing facilities for a gain of $124,000.

Net  income  for the Company for Fiscal Year 1997  was
$663,000. This  compares to a net income of $548,000 for Fiscal
Year  1996. The  primary  reasons for the Company's continued
improvement  in net   income   since   Fiscal  Year  1993  were
reductions   in manufacturing costs.

Certain statements in this Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, statements relating to the sale of the RM3 Renal Preservation monitor and expected revenue levels for the American FarmWorks products are subject to the risks of uncertainty with respect to product acceptance and product demand, as well as fluctuations in the price of raw materials, competition, and facilities utilization. These statements are based upon current expectations; and actual reports may differ materially from that predicted.

PART II  ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


(a)  The following documents are filed as part of this report:

(1)  Financial Statements:

                                                      Page Number

     Management's Responsibility for Financial Reporting     11

     Independent Auditor's Report                            12

     Balance Sheets                                          13

     Statements of Operations and Retained Earnings          14

     Statements of Cash Flows                                15

     Notes to Financial Statements                      16 - 25

 Management's Responsibility for Financial Reporting

August 7, 1997

To the Stockholders of Waters Instruments, Inc.

Rochester, Minnesota

The management of Waters Corporation has prepared and is responsible for the financial statements and related financial information contained in this report. The financial statements were prepared in accordance with generally accepted accounting principles, using management's best judgment and estimates.
The
other financial data contained in this report is consistent with that in the financial statements.

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

McGladrey & Pullen, LLP, independent auditors, are engaged to audit Waters' financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, the Waters' financial position, results of operations and cash flows.





Gregory J. Anshus
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
   Board of Directors
Waters Instruments, Inc.
Rochester, Minnesota


We have audited the accompanying balance sheets of Waters Instruments, Inc. (d/b/a Waters Corporation) as of June 30, 1997 and 1996, and the related statements of operations, retained earnings, and cash flows for the
years  then  ended.   These financial  statements  are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An audit  includes  examining, on a test basis,
evidence  supporting the  amounts  and  disclosures in the
financial  statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for
the years  then ended   in   conformity   with  generally
accepted   accounting principles.



                                        McGladrey & Pullen, LLP
Rochester, Minnesota
August 7, 1997

B a l a n c e   S h e e t s
J u n e   3 0,   1 9 9 7


in Thousands                                         1997      1996
Current assets
   Cash and equivalents (Note 2)               $    1,632       964
   Trade receivables (Note 3)                       1,955     2,153
   Note Receivable                                      -       188
   Inventories (Note 4)                             1,772     2,033
   Prepaid expenses                                   115        33
   Deferred income taxes (Note 6)                     250       280
Total current assets                                5,724     5,651

Property, plant and equipment (Note 5)
   Land                                               128       128
   Building                                         1,497     1,291
   Machinery and equipment                          2,040     1,797
   Office furniture and equipment                   1,078     1,002
                                                    4,743     4,218
Less accumulated depreciation                       3,219     2,876
    Net property, plant, and equipment              1,524     1,342

Other assets
   Costs in excess of net assets of businesses         80        98
acquired, net of amortization
   Investments                                          3         3
Total other assets                                     83       101
Total assets                                     $  7,331    $7,094
Current liabilities
   Current maturities of long-term debt (Note 5) $      5    $   11
   Trade payables                                     645       903
   Accrued expenses
      Salaries, wages, and other compensation         392       505
      Product warranties (Note 1)                     229       305
      Other accrued liabilities                       215       204
Total current liabilities                           1,486     1,928
Long-term debt (Note 5)                                34         5
Deferred income taxes (Note 6)                         50         5
Stockholders' equity (Note 7)
   Preferred stock, par value $25;,
Authorized:, 120,000 shares;
      issued and outstanding:, none
   Common stock, par value $.10 per share;,
Authorized: 5,000,000 shares;
      issued and outstanding:,                        146       146
      1,462,271 shares (1997 and 1996)
Additional paid-in capital                          1,246     1,246
Retained earnings                                   4,369     3,764
Total stockholders' equity                          5,761     5,156
Total liabilities and equity                   $    7,331    $7,094

[FN]
The accompanying notes are an integral part of the financial statements.


S t a t e m e n t s   o f   O p e r a t i o n s   a n d
R e t a i n e d    E a r n i n g s


in Thousands, except per share data                 1997        1996
Net sales                                      $   14,466      13,952
Cost of goods sold                                  9,921       9,833
Gross profit                                        4,545       4,119
Operating expenses
   Administrative                                   1,282       1,379
   Selling                                          1,806       1,642
   Research and development                           500         500
Total operating expenses                            3,588       3,521

Operating income                                      957         598
Other income
   Interest income                                     82          52
   Interest expense                                   (4)        (18)
   Other income, net                                   17         112

Income before income taxes                          1,052         744
Income tax provision (Note 6)                         389         196

Net income                                            663         548
Retained earnings - beginning of year               3,764       3,274
Dividends paid - December 1996 and 1995 - 4 cents     (58)        (58)
Retained earnings - end of year                $    4,369    $  3,764
Earnings per common share                      $      .45    $    .37

[FN]
The accompanying notes are an integral part of the financial statements.

S t a t e m e n t s   o f   C a s h   F l o w s
in Thousands                                         1997
1996
Cash flows from operations
   Cash received from customers                $   14,652   $  13,937
   Interest received                                   82          52
   Cash paid to suppliers and employees          (13,448)     (13,558)
   Interest paid                                      (4)         (18)
   Income taxes paid                                (242)        (256)
Net cash provided by operations                     1,040         157

Cash flows from investing
   Proceeds from note receivable                      188           -
   Capital expenditures                             (490)        (322)
     Proceeds  from  sales  of  property   and          -          48
         equipment
      Net cash used for investing                   (302)        (274)

Cash flows from financing
   Payment of long-term debt                         (12)        (102)
   Dividends paid                                    (58)         (58)
      Net cash used for financing                    (70)        (160)

Net    increase   (decrease)   in   cash   and        668        (277)
equivalents

Cash and equivalents, beginning of year               964       1,241
Cash and equivalents, end of year              $    1,632   $     964

Reconciliation of net income to net cash  from
operations:
   Net income                                  $      663   $     548
   Depreciation and amortization                      361         348
   Gain on sale of property and equipment               -        (126)
   Provision for losses on accounts receivable         12          12
   Deferred income taxes                               75         (45)
   Changes in assets and liabilities
      Accounts receivables                            186         (15)
      Inventories                                     261        (292)
      Prepaid expenses                               (82)          24
      Trade payables                                (258)        (263)
      Accrued expenses                              (178)         (34)
Net cash from operations                       $    1,040   $     157

[FN]
The accompanying notes are an integral part of the financial statements.

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


B. I n v e n t o r i e s

Inventories are recorded at the lower of FIFO (first-in, first out) method cost or market.

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

E. I n t a n g i b l e   A s s e t

Cost in excess of net assets acquired is amortized on a
straightline   basis  over  a  twenty-year  period  beginning
in   1983. Amortization  of  $18,000  is  recorded  annually.
Accumulated amortization at June 30, 1997 and 1996 was $270,000 and $252,000, respectively.

F.   R e s e a r c h    a n d   D e v e l o p m e n t
Research and Development costs are expensed as incurred.

G.   E m p l o y e e   B e n e f i t s

The Company has a 401(k) deferred savings plan for all employees (associates) who have completed six months of
service.                                   The
Company  may make matching and discretionary contributions.
The
Plan has a calendar year-end. During the fiscal years ending June 30, 1997 and 1996, the Company expensed $24,000 in matching contributions, respectively.

The Company offers medical insurance to its associates which it self-insures up to $25,000 per individual and $1,000,000 in aggregate.


H.   E a r n i n g s  P e r  C o m m o n  S h a r e

Earnings per common share amounts were computed using the weighted average number of shares outstanding during each year. Average shares outstanding for the years ending June 30, 1997 and 1996 were 1,462,271. Options for purchase of stock which are common stock equivalents do not have a material
dilutive  effect on                        per  share  amounts
and  have  not  been  included  in  the
computations.

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities
outstanding that trade  in  a  public market.   Those entities
that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted pershare amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

Because the Company has potential common stock outstanding (stock options to employees, as discussed in Note 7), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per-share amounts would have been reported:

                                           Years Ended June 30,
Basic earnings per share:                    1997      1996
Net income                                    .45       .37

Diluted earnings per share:
Net income                                    .44       .37

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 29,700 and 30,211 shares for the years ended June 30, 1997 and 1996, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

I.   S t a t e m e n t  o f  C a s h   F l o w s

For purposes of the statement of cash flows, highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents.

In thousands:                                1997      1996
Supplemental schedule of non-cash
investing and financing activities:
Machinery and equipment acquired
with capital lease                      $      35         -

J.   P r o d u c t   W a r r a n t y

The   Company's  products  are  currently  covered   by
product warranties for one year after date of purchase. At the time of sale, the Company recognizes an estimated warranty cost based on prior history and expected future claims.


K.   F a i r   V a l u e   of   F i n a n c i a l
I n s t r u m e n t s


The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate the carrying amount because of the short maturity of those instruments.



L.   F i n a n c i a l   S t a t e m e n t s   E s t i m a t e
s

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


M.   A d v e r t i s i n g  C o s t s

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 1997 and 1996 were $251,000 and $198,000, respectively.


N.   L o n g - L  i v e d   A s s e t s   a n d   G o o d w i l l


The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Under those rules, property and equipment and goodwill associated with assets
acquired  in  a purchase   business  combination  are  included
in   impairment evaluations when events or circumstances exist
that indicate the carrying amount of those assets may not be recoverable.


2.      C a s h  a n d   E q u i v a l e n t s

At June 30, 1997 and 1996, the Company had cash balances totaling $146,000 and $101,000, respectively, at one bank
located  in Minnesota.   The  balances are insured  by  the
Federal Deposit Insurance Corporation up to $100,000. In addition, the Company maintains cash balances in a money market mutual fund with Norwest Funds. Such funds are not insured and totaled $1,486,000 at June 30, 1997 and $863,000 at June 30, 1996. The Company has not incurred any losses in such accounts.

3. T r a d e    A c c o u n t s    R e c e i v a b l e

Trade accounts receivable consist of the following:

in Thousands                                 1997       1996

Trade accounts receivable                  $1,987      $2,193

Less allowance for doubtful
accounts                                       32          40

Totals                                     $1,955      $2,153

4. I n v e n t o r i e s


Inventories consist of the following:

in Thousands                                 1997         1996
Raw materials                              $1,350       $1,518
Work-in-process                               256          253

Finished goods                                166          262

Totals                                     $1,772       $2,033



5. L o n g  -  T e r m  D e b t

Long-term debt consists of the following:

in Thousands                                 1997        1996
Capital lease obligations due in
varying monthly installments
through January 2000 secured by             $  39         $16
related equipment.
Less current maturities                         5          11
Net long-term debt                          $  34       $   5


Scheduled maturities, by fiscal year, of long-term debt are
as follows:
1998                         $  5
1999                         $  6
2000                         $ 28
Total long-term debt         $ 39
term debt

At June 30, property, plant and equipment includes the following amounts for capital leases:

                                             1997      1996
Property, plant and equipment
                                             $ 49       $38
Accumulated amortization
                                               10        16
Net assets under capital lease
                                             $ 39       $22

At   June  30,  1997,  the  Company  had  the  following
minimum
commitments for payment of rentals under capital leases:

1998                                      9
1999                                      9
2000                                     30
Total lease commitments                 $48
Less amount representing
interest                                  9
Present value of lease
payments, included in long-
term debt                               $39


6. I n c o m e   T a x e s

The income tax provision charged to continuing operations for the years ended June 30, 1997 and 1996 are as follows:

in Thousands                                      1997       1996
Current:
     US federal                                  $ 410      $203
     State                                          54        33
Total Current                                      464       236

Deferred:
     US federal                                   (58)       (39)
     State                                        (17)        (1)
Total Deferred                                    (75)       (40)
Total current and deferred:                     $  389     $ 196

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the continuing operations for the years ended June 30, 1997 and 1996 due to the following:

                                                  1997      1996
Computed "expected" tax expense                 $  400    $   260
Increase (decrease) in income taxes
resulting from:                                     12         10
    Non-deductible expenses
    Change in Valuation Allowance                    -        (85)
    State taxes net of NOL carryforward             48         25
    Tax credits                                   (65)        (12)
    Other                                          (6)         (2)
Total                                           $  389      $ 196

Net deferred tax assets consist of the following components as of June 30, 1997 and 1996:

                                                  1997       1996
Deferred tax assets
    Employee benefits and severance             $   85      $  90
    Inventory and receivable allowances             61         74
   Warranty and contingency reserves               104        151
Total deferred tax assets                       $  250      $ 315
Deferred tax liabilities
    Installment sale                            $    -      $  35
    Property and equipment                          50          5
Total deferred tax liabilities                      50         40
          Net deferred tax assets               $  200      $ 275

The components giving rise to the net deferred tax assets described above have been included in the Company's Balance
Sheets as of June 30, 1997 and 1996 as follows:

Current assets                                  $  250     $  280
Noncurrent liabilities                             (50)        (5)
          Net deferred tax assets               $  200     $  275

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

The Board of Directors adopted the 1995 Stock Option Plan (the "1995 Plan") in May 1995 and the shareholders of the Company approved the 1995 Plan at the Company's annual meeting
in October 1995.   The  1995  Plan provides for the grant of
both incentive stock options and non-qualified stock options and reserves
150,000 shares of the Company's Common Stock for issuance under the 1995 Plan and any previous plans of the Company, to be granted on a one-for-one basis. The outstanding 5,000 share option under the Company's 1985 ISO Plan therefore reduces the shares reserved for issuance under the 1995 Plan to 145,000 shares.

Options may be granted to eligible employees and directors at not less  than  100%  of  fair value of the Company's  common stock. Options may be exercised over terms not to exceed 10
years.   The following is a summary of transactions:.

                                                   1997    1996
Options outstanding beginning of year:           55,000  55,000
  Terminated                                          0       0
   Granted                                            0       0
Options outstanding, end of year                 55,000  55,000
($2.1275 - $2.1875)
Options exercisable, end of year                 55,000  55,000
($2.1275 -,$2.1875)
Available for Grant, end of year                 95,000  95,000
(/TABLE>
Grants under this plan are accounted for using APB Opinion No.
25 and  related interpretations.  Accordingly, no compensation cost has been recognized for grants under the stock option
plan.

In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123,
Accounting for Stock-Based Compensation, which establishes new standards for stock-based employee compensation. The Company had a choice under the Standard of either using SFAS 123 in measuring expense or presenting pro forma net income (and earnings per share). The Company has elected to adopt the presentation of pro forma net income provision of SFAS 123.
For fiscal years ended June 30, 1997 and 1996 the Company did not have any options under the plan that would require recognition of compensation cost under SFAS 123.

In  December 1996, the Board of Directors adopted the
Associates Stock  Purchase Plan (the "ASP Plan"). The ASP Plan
is  available to  associates  who  have worked at least  six months  with  the Company  and are regularly scheduled to work
at least 20 hours  a week.   The ASP Plan is carried out in 12-
month phases commencing on  January 1, 1997.  Company stock
bought under the ASP Plan  is purchased  at  the  lesser  of
85% of  the  stock  price  at  the beginning  or  end of the phase.  No compensation cost  has  been recognized  under the terms of this Plan for the year ended  June 30, 1997.

8. O t h e r   M a t t e r s

The  Company  has  a  $1,000,000 line of credit  with  its
bank. Borrowings under the line are charged interest at the
prime  rate and  are  collateralized by accounts receivable and inventories. The  prime  rate was 8.5% at June 30, 1997.  The credit agreement expires  December  15,  1997.  The loan
agreement  requires  the Company  to  meet certain financial
ratios and covenants.   There were  no borrowings outstanding
under the line of credit at  June 30, 1997.

The Company also has a documentary letter of credit to support the purchase of inventories. At June 30, 1997, the Company had letter of credit facilities of $400,000, of which $74,000 of letter of credit commitments were outstanding.


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

in Thousands                                    1997       1996
Net Sales
     WNS                                $      1,267   $    377
     WTS                                       2,079      2,660
     AFW                                       9,437      8,893
     WMS                                       1,683      2,022
                                        $     14,466    $13,952
Operating Income (Loss)
     WNS                                $        (50)    $(157)
     WTS                                        (156)      280
     AFW                                       1,905     1,226
     WMS                                         540       628
General Corporate Expenses                    (1,282)   (1,379)
Operating Income                       $         957    $  598
Capital Expenditures
     WNS                               $           -    $    8
     WTS                                          12       113
     AFW                                         166       163
     WMS                                          36        12
                                       $         214     $ 296
Depreciation and Amortization
     WNS                               $           5     $   4
     WTS                                          31        18
     AFW                                         168       121
     WMS                                          21        43
                                       $         225     $ 186
Identifiable Assets
     WNS                               $         462     $ 708
     WTS                                         570       618
     AFW                                       2,686     2,809
     WMS                                         631       680
     Corporate                                 2,982     2,279
                                       $       7,331    $7,094
Significant customers (sales > 10% of net sales)
     WTS
     No. of customers                             10        10
     Sales to those customers           $      1,862    $2,284
     AFW
     No of customers                               1         1
     Sales to that customer             $      1,961    $1,530

PART II        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.
NONE

PART  III   ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS, AND         CONTROL        PERSONS;     COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

Other than information included in "Executive Officers of the Company" which is set forth as part of Part I hereof, the additional information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

PART III  ITEM 10.  EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


PART  III   ITEM  11.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


PART   III    ITEM   12.   CERTAIN  RELATIONSHIPS   AND
RELATED TRANSACTIONS

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

PART IV   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

See Exhibit Index following the signature page of this report.

(b)Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 1997.


PART IV   ITEM 13.  Exhibits and Reports on Form 8-KSB

(a)Exhibits:

See Exhibit Index following the signature page of this report.

(b)Reports on Form 8-KSB

On May 14, 1996, the Registrant filed a Form 8-KSB describing the agreement to settle the lawsuit Wedge-Loc Company had previously brought against the Registrant.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on September 16, 1997.

WATERS INSTRUMENTS, INC.


/s/ Jerry W. Grabowski


By Jerry W. Grabowski
President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                             Title                Date

                             President, Chief
/s/ Jerry W. Grabowski       Executive Officer,
Jerry W. Grabowski           (Principal   Executive
                             Officer) and Director
                                                     September 16, 1997


                             Chief  Financial
/s/ Gregory J. Anshus        Officer (Principal
Gregory J. Anshus            Financial Officer)
                                                     September 16, 1997


/s/ William R. Franta        Director
William R. Franta                                    September 16, 1997


/s/ John A. Grimstad         Director and
John A. Grimstad             Secretary               September 16, 1997


/s/ Charles G. Schiefelbein
Charles G. Schiefelbein      Director                September 16, 1997

                 CONSENT OF INDEPENDENT ACCOUNTANTS






TO THE BOARD OF DIRECTORS
WATERS INSTRUMENTS, INC.

We  hereby  consent  to the incorporation  by  reference  in the Registration Statement on Form S-8 (No. 33-64937) of  the

Waters Instruments,  Inc.  1995 Stock Option Plan of  our

report  dated August   7,   1997,  on  the  financial

statements   of   Waters Instruments,  Inc.,  which  report,

statements,  and   schedules appear, or are incorporated by

reference in the Annual Report  on Form 10-KSB for the year

ended June 30, 1997.



                                     McGladrey & Pullen, LLP


Rochester, Minnesota
September 16, 1997

Exhibit Index for Form 10-KSB (for the Fiscal Year ended June
30, 1997)
                                                      Page Number
3.1   Restated Articles of Incorporation, as amended
      to  date, incorporated by  reference  to
      Exhibit 3.1 to the Company's Annual  Report on
      Form 10-K for the fiscal year ended January 31, 1989. *
3.2   Restated  Bylaws,  as  amended to  date,  incorporated
      by reference to the description of such amendment set
      forth under the  caption "Amendment
      to  Bylaws"  of  the Company's definitive proxy
      statement for its 1988 Annual Meeting of Shareholders.      *
10.1  Management  Incentive Compensation Plan,  incorporated by reference to the  description of such Plan set
      forth under the  caption  "Compensation Plans"
      of the Company's definitive proxy statement for its
      1989 Annual Meeting of Shareholders. (1)                 *

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

10.5  1995  Stock  Option  Plan  incorporated  by  reference to Exhibit 10.5 to the Company's Annual  Report  on
      Form 10-KSB for the fiscal  year  ended
      June 30, 1996.                                           *

10.6  Settlement  Agreement  with Wedge-Loc  providing  for
      the $240,000, incorporated by reference  to Exhibit 10.6
      to the Company's Annual  Report on Form 10-KSB for
      the fiscal year ended June 30, 1996.                     *

24.1  Power of Attorney.                                       *

27 Financial Data Schedule (filed in electronic formal only)

[FN]

(1) Indicates a management compensatory plan.

* Incorporated by reference; SEC File No. 0-1388.