Form 10QSB
period 1997-09-30
WATERS INSTRUMENTS INC
filed 1997-11-14
CIK 104987

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                      FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997.
                               Commission file number 0-1388:

                                WATERS INSTRUMENTS, INC.
                  (Exact name of registrant as specified in its charter.)
                              (d/b/a Waters Corporation)

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,462,271 shares outstanding as of November 13, 1997.

Transitional Small Business Disclosure Format (check one):  Yes  __    No  X

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                            WATERS INSTRUMENTS, INC.

                            Statement of Operations
                          (Thousands, except per share data)
                                                        For The     For The
                                                        Three       Three
                                                        Months      Months
                                                        Ended       Ended
                                                        September   September
                                                        30, 1997    30, 1996
                                                        (Unaudited) (Unaudited)

NET SALES                                                $    4,000  $     3,925
COST OF GOODS SOLD                                            2,712        2,766
                                                          ---------  -----------
   GROSS PROFIT                                               1,288        1,159

OPERATING EXPENSES
   Administrative                                               366          409
   Selling                                                      519          370
   Research and Development                                     114           98
                                                           --------   ----------
     Total Operating Expenses                                   999          877
                                                           --------   ----------
OPERATING INCOME                                                289          282

OTHER INCOME (EXPENSE)
   Net Interest Income (Expense)                                 22           19
   Net Other Income (Expense)                                     5           (3)
                                                           --------   ----------
INCOME  BEFORE  INCOME TAX                                      316          298

INCOME TAX PROVISION                                            119          120
                                                           --------   ----------
NET INCOME                                                      197          178
EARNINGS  PER COMMON SHARE                               $     0.13  $      0.12


Weighted Average Number of                                1,462,271    1,462,271
   Shares Outstanding

See Notes to Financial Statements

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                               WATERS INSTRUMENTS, INC.

                                       Balance Sheet
                                        (Thousands)
                                                 September 30,  June 30,
                                                 1997           1997
                                                 (Unaudited)    (Unaudited)
Current Assets
  Cash & Cash Equivalents                         $     2,082   $      1,632
  Net Trade Receivables                                 1,733          1,955
  Inventories                                           1,853          1,772
  Prepaid Expenses                                         97            115
  Deferred Income Taxes                                   250            250
                                                  -----------   ------------
     Total Current Assets                               6,015          5,724

Fixed Assets
  Property, Plant & Equipment                           4,834          4,743
  Less Accumulated Depreciation                         3,317          3,219
                                                  -----------   ------------
     Net Fixed Assets                                   1,517          1,524

Other Assets                                                3              3
Goodwill                                                   76             80
                                                  -----------   ------------
     TOTAL ASSETS                                 $     7,611   $      7,331

Current Liabilities
  Current Maturities of Long-term Debt            $         5   $          5
  Accounts Payable                                        599            645
  Accrued Salaries, Wages and Other Compensation          520            392
  Product Warranties                                      229            229
  Accrued Other Expenses                                  218            215
                                                  -----------   ------------
     Total Current Liabilities                          1,571          1,486

Long-term Debt, Less Current Maturities                    33             34
Deferred Income Taxes                                      50             50
                                                  -----------   ------------
     TOTAL LIABILITIES                                  1,654          1,570
                                                  -----------   ------------
Stockholders' Equity
  Common Stock                                            146            146
  Additional Paid-in Capital                            1,246          1,246
  Retained Earnings                                     4,565          4,369
     TOTAL STOCKHOLDERS' EQUITY                         5,957          5,761
                                                  -----------   ------------
    TOTAL LIABILITIES & EQUITY                    $     7,611   $      7,331
                                                  -----------   ------------

See Notes to Financial Statements

PART 1   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                               (Thousands)
                                                For the      For the
                                                Three        Three
                                                Months       Months
                                                Ended        Ended
                                                September    September
                                                30, 1997     30, 1996
                                                (Unaudited)  (Unaudited)
                                                -----------  ------------
CASH FLOWS FROM OPERATIONS
   Cash received from customers                 $     4,219  $      4,399
   Interest received                                     23            20
                                                -----------  ------------
     Cash provided from operations                    4,242         4,419

   Cash paid to suppliers and employees               3,582         3,544
   Taxes paid                                           116            30
   Interest paid                                          1             1
                                                 ----------  ------------
  Cash disbursed from operations                      3,699         3,575

     Net cash provided (used) for operations            543           844

CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                       (91)         (111)
                                                 ----------   -----------
     Net cash used for investing                        (91)         (111)

CASH FLOWS FROM FINANCING
   Reduction of Long-Term Debt                           (2)           (2)
                                                 ----------   -----------
     Net cash used for financing                         (2)           (2)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         450           731

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,632           964
                                                 ----------  ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD        $    2,082  $      1,695

RECONCILIATION OF NET INCOME  TO
NET CASH FROM (USED FOR) OPERATIONS:
  Net Income                                     $      197  $        178
  Depreciation and Amortization                         102            86
  Provisions For Losses On Accounts Receivable            3             3
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 219           478
    Inventories                                         (81)          284
    Prepaid Expenses and Deferred Income Taxes           18           (55)
    Accounts Payable and Accrued Expenses                85          (130)
                                                 ----------  ------------
NET CASH FROM (USED FOR) OPERATIONS              $      543  $        844

See Note to Financial Statements

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                              WATERS INSTRUMENTS, INC.
                             (d/b/a Waters Corporation)
                            Note to Financial Statements
                                 September 30, 1997

The financial statements have been prepared by Waters Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's latest Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS95.

Inventories consisted of the following:
                                    September 30, 1997      June 30, 1997

Raw Materials                       $1,520,000              $1,350,000
Work-In-Process                        199,000                 256,000
Finished Goods                         134,000                 166,000
                                    ----------              ----------
Total Inventories                   $1,853,000              $1,772,000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

The Company's working capital position at September 30, 1997 was $4,444,000, a 4.9% increase from the $4,238,000 amount at June 30, 1997. The cash balance for the Company was $2,082,000 at September 30, 1997 compared to the cash balance of $1,632,000 at June 30, 1997. In December 1996, the Company renewed the bank's $1,000,000 line of credit commitment and extended it to December 16, 1997. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.50% at September 30, 1997. The
Company has not borrowed against the line of credit during Fiscal Year 1998.
The Company believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank line of credit.

PART I   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

Capital expenditures were $91,000 for the quarter ended September 30, 1997. The Company estimates that capital expenditures for the three remaining quarters of the current Fiscal Year will approach $425,000 in total. The Company anticipates continued improvements in its overall efficiency and information systems of the corporation as a result of these capital expenditures. On October 23, 1997, at a regularly scheduled meeting of the Company's Board of Directors, the Board approved a cash dividend.
A dividend of $.04 per share of the Company's common stock will be paid on or about December 8, 1997 to shareholders of record on November 7, 1997.

Results of Operations

Net sales for the quarter ended September 30, 1997 were $4,000,000, an increase of 2% when comparing to the comparable quarter of the prior year.
Waters Medical Systems had net sales of $466,000 for the quarter ended September 30, 1997, an increase of 13% over the comparable quarter of the prior year. The Company has experienced increased demand for its existing oximetry units that determine whole blood oxygen saturation levels during catheterization and other invasive procedures. The Company believes the higher demand for its oximetry units is primarily due to the easing of capital budget constraints by hospitals and clinics. The Company anticipates higher revenues for Waters Medical Systems for the remainder of FY1998 over the prior year due to the demand for the recently released RM3 Renal Preservation Monitor. The Company expects to exceed projected sales expectations for the RM3, which the Company believes is the first device for pulsatile preservation of any organ to have received FDA marketing approval. Shipments of the RM3 are anticipated to begin in November 1997 to satisfy existing customer orders. The RM3 Renal Preservation Monitor was the subject of a news release made by the Company on October 17, 1997.

Net sales for American FarmWorks for the quarter ended September 30, 1997 were $2,522,000. This represents a decrease of 3% when comparing to the comparable quarter of the prior year. The Company anticipates a slight softening in demand to continue through the second quarter of FY1998 due to industry declines in demand for electric fencing products. To offset the decline, the Company is aggressively marketing new products introduced in FY1997 along with the new products scheduled for release during FY1998. In addition, the Company is developing a global presence through development of distribution channels in targeted locations in Central America and Europe.

Waters Technical Systems' net sales were $504,000 for the quarter ended September 30, 1997, representing an increase of 5.4% over the previous year. The net sales increase was primarily due from business at two new accounts that are expected to grow in the subsequent quarters of Fiscal Year 1998. The Company continues to focus heavily on improving the efficiency of its manufacturing processes and anticipates improving profitability of this business unit.

Waters Network Systems' net sales increased 21% to $508,000 for the quarter ending September 30, 1997 from $421,000 during the same period ending September 30, 1996. The Company expects the sales in the Network Systems' division to grow at a significant rate for the remaining year dur primarily to the Company's increased investment in the sales process to address the growing needs of the K-12 educational market. With the projected increased sales coverage, expanded distribution, and a further broadening of its product offering, the Company anticipates investments will result in stronger sales growth in the future.

For the quarter ended September 30, 1997, gross profit improved to 32.2% of net sales, up from 29.5% reported for the comparable period of last year. Continued improvements on key manufacturing metrics have resulted in significant reductions in product cost within the entire organization, but principally in the American FarmWorks' business unit.

Operating expenses were $999,000 for the quarter ended September 30, 1997, representing an increase of $122,000 from the comparable figure of $877,000 for the prior year. Such an increase resulted from the Company's continued efforts to finance future growth opportunities by pursing strategic business partnerships, aggressively marketing new products and creating a global presence through the development of distribution channels.

PART I   FINANCIAL INFORMATION

Net income, for the quarter ended September 30, 1997, increased 10.7% for a profit of $197,000, or $.13 per share, on revenues of $4,000,000. For the comparable quarter of the prior year, the Company had a profit of $178,000, or $.12 per share, on revenues of $3,925,000.

Certain statements in this Managements Discussion and Analysis are forward-looking that involve a number of risks and uncertainties which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, statements relating to the demand for and expected revenue from the RM3 Renal Preservation Monitor, new product development and marketing within the American
FarmWorks' unit, and expected revenue levels for each business unit are subject to the risks of uncertainty with respect to product acceptance and product demand, as well as fluctuations in the price of raw materials, competition, and facilities utilization. These statements are based upon current expectations and actual reports may differ materially from those predicted.

PART-II  OTHER INFORMATION

Item 1.    Legal Proceedings.  None
It4m 5.    Other Information.  None
Item 6.    Exhibits and Reports on Form 8-K
	      (A) Exhibits

        27 Financial Data Schedule  (submitted only in electronic format).

        (B) No report on Form 8-K was filed during the period covered by this report.

In accordance with the requirements of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WATERS INSTRUMENTS, INC.


                                                 By: /S/ Jerry Grabowski
                                                 Jerry W. Grabowski
                                                 President, CEO
November 13, 1997