Form 10QSB
period 1997-12-31
WATERS INSTRUMENTS INC
filed 1998-02-13
CIK 104987

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                             FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1997
                     Commission file number 0-1388

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,467,448 shares outstanding as of February 13, 1998.

Transitional Small Business Disclosure Format (check one) :
                           Yes _ _   No _X_

                        PART I   FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                            WATERS INSTRUMENTS, INC.
                            Statement of Operations
                          (Thousands, except per share data)
                         For The Three Months       For The Six Months
                        Ended  December 31,        Ended  December 31,
                      1997             1996      1997             1996
               (Unaudited)      (Unaudited)  (Unaudited)      (Unaudited)

NET SALES        $   2,939       $    2,587  $   6,939         $  6,512
COST OF GOODS
 SOLD                1,968            1,787      4,680            4,553
                 _________       __________  _________       __________
   GROSS PROFIT        971              800      2,259            1,959

OPERATING EXPENSES
   Administrative      369              321        735              731
   Selling             439              349        958              718
   Research and
    Development        122              143        236              241
                 _________       __________  _________       __________
     Total Operating
       Expenses        930              813      1,929            1,690
                 _________       __________  _________       __________
OPERATING INCOME        41              (13)       330              269

OTHER INCOME (EXPENSE)
   Net Interest
     Income (Expense)   25               23         47               43
   Net Other Income
     (Expense)          (1)              (3)         4               (7)
                 _________       __________  _________       __________
INCOME  BEFORE
   INCOME TAX           65                7        381              305

INCOME TAX PROVISION    25                3        144              123
                 _________       __________  _________       __________
NET INCOME              40                4        237              182
EARNINGS  PER
  COMMON SHARE - Basic
    and Diluted    $  0.03        $    0.00    $  0.16       $     0.12
                 _________       __________  _________       __________
Weighted Average
  Number of
   Shares
   Outstanding
   - Basic       1,462,271        1,462,271  1,462,271        1,462,271

Weighted Average
  Number of
  Shares
  Outstanding
  - Diluted       1,499,496       1,492,097  1,497,303        1,491,011

See Notes to Financial Statements

                          PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                               WATERS INSTRUMENTS, INC.

                                       Balance Sheet
                                        (Thousands)
                                      December 31,         June 30,
                                          1997               1997
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       2,065      $       1,632
  Net Trade Receivables                     1,347              1,955
  Inventories                               1,948              1,772
  Prepaid Expenses                            188                115
  Deferred Income Taxes                       250                250
                                    _____________      _____________
     Total Current Assets                   5,798              5,724

Fixed Assets
  Property, Plant & Equipment               5,019              4,743
  Less Accumulated Depreciation             3,424              3,219
                                    _____________      _____________
     Net Fixed Assets                       1,595              1,524

Other Assets                                    3                  3
Goodwill                                       71                 80
                                    _____________      _____________
     TOTAL ASSETS                   $       7,467      $       7,331
                                    _____________      _____________
Current Liabilities
  Current Maturities of
    Long-term Debt                  $          11      $           5
  Accounts Payable                            661                645
  Accrued Salaries, Wages and
    Other Compensation                        435                392
  Product Warranties                          229                229
  Accrued Other Expenses                       80                215
                                    _____________      _____________
     Total Current Liabilities              1,416              1,486
                                    _____________      _____________
Long-term Debt, Less Current
  Maturities                                   41                 34
Deferred Income Taxes                          50                 50
                                    _____________      _____________
     TOTAL LIABILITIES                      1,507              1,570
                                    _____________      _____________

Stockholders' Equity
  Common Stock                                147                146
  Additional Paid-in Capital                1,266              1,246
  Retained Earnings                         4,547              4,369
                                    _____________      _____________
     TOTAL STOCKHOLDERS' EQUITY             5,960              5,761
                                    _____________      _____________
TOTAL LIABILITIES & EQUITY          $       7,467      $       7,331
                                    _____________      _____________

See Notes to Financial Statements

                          PART 1   FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                               (Thousands)
                                                    For the Six Months
                                                     Ended December 31,
                                                  1997             1996
                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                 $     7,541  $   7,450
   Interest received                                     50         45
                                                ___________  _________
     Cash provided from operations                    7,591      7,495

   Cash paid to suppliers and employees               6,578      6,122
   Taxes paid                                           277        136
   Interest paid                                          3          1
                                                ___________  _________
     Cash disbursed from operations                   6,858      6,259
                                                ___________  _________
      Net cash provided by operations                   733      1,236
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                      (276)      (240)
                                                ___________  _________

   Net cash used for investing                         (276)      (240)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                    21          0
   Reduction of Long-Term Debt                           13         (6)
                                                ___________  _________
     Net cash used for financing                        (24)       (64)
                                                ___________  _________
NET INCREASE IN CASH AND EQUIVALENTS                    433        932

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,632        964
                                                ___________  _________
CASH AND CASH EQUIVALENTS - END OF PERIOD       $     2,065  $   1,896
                                                ___________  _________
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                    $       237  $     182
  Depreciation and Amortization                         214        172
  Provisions For Losses On Accounts Receivable            6          6
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 602        938
    Notes Receivable                                               188
    Inventories                                        (176)       230
    Prepaid Expenses and Deferred Income Taxes          (73)       (51)
    Accounts Payable and Accrued Expenses               (77)      (429)
                                                ___________  _________
NET CASH PROVIDED BY OPERATIONS                 $       733  $   1,236
                                                ___________  _________

See Notes to Financial Statements

                                   PART I
                           FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                          WATERS INSTRUMENTS, INC.
                          d/b/a Waters Corporation
                        Notes to Financial Statements
                             December 31, 1997

The financial statements have been prepared by Waters Corporation without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information presented is not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 1997 Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS95.

Inventories consisted of the following:

                         December 31, 1997          June 30, 1997

Raw Materials                  $1,497,000             $1,350,000
Work-In-Process                   243,000                256,000
Finished Goods                    208,000                166,000
                                _________              _________
Total Inventories              $1,948,000             $1,772,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on December 31, 1997 was $4,382,000, a 3% increase from the $4,238,000 amount on June 30, 1997.
The cash balance for the Company was $2,065,000 on December 31, 1997 compared to the cash balance of $1,632,000 on June 30, 1997.

                                     PART I
                             FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In December 1997, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1998.
The bank's line of credit charges interest at the bank's base (prime) rate.
The prime rate was 8.5% at December 31, 1997.
The Company has not borrowed against the line of credit during Fiscal
Year 1998 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Capital expenditures of $185,000 and $276,000 for the quarter and six-month period ended December 31, 1997, respectively, were used to purchase manufacturing equipment and information systems software. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. Capital expenditures for the remaining two quarters of the current Fiscal Year are estimated at $200,000.

On October 23, 1997, at a regularly scheduled meeting of the Company's Board of Directors, the Board approved a cash dividend. A dividend of $.04 per share of the Company's common stock was paid on December 8, 1997 to shareholders of record on November 7, 1997, which resulted in an aggregate cash payment of approximately $58,000.

Results of Operations
Net sales for the quarter and six-month period ended December 31, 1997 were $2,939,000 and $6,939,000 respectively. This represents an increase of 14% for the quarter and an increase of 7% for the six months ended December 31, 1997 as compared to the prior year.

Waters Medical Systems' (WMS) net sales for the quarter and six-month period ended December 31, 1997 were $695,000 and $1,161,000 respectively. This represents an increase of 63% for the quarter and 38% for the six months ended December 31, 1997 as compared to the prior year. The Company anticipates higher revenues for Waters Medical Systems for the remainder of FY1998 over the prior year due to the demand for the recently released
RM3 Renal Preservation Monitor. WMS believes the RM3 will exceed projected sales expectations. Shipments of the RM3 began in November 1997 to satisfy existing customer orders.

                                    PART I
                           FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

Net sales for American FarmWorks (AFW) for the quarter and six-month period ended December 31, 1997 were $1,406,000 and $3,928,000 respectively. This represents a decrease of 3% for the quarter and six-month period ended December 31, 1997 as compared to the prior year. The Company anticipated a slight softening in demand to continue through the second quarter of FY1998 due to industry declines in demand for electric fencing products. To offset the decline, AFW aggressively marketed its new products introduced over the past year to new markets, including the lawn and garden segment. In addition, AFW is launching an international sales expansion by establishing products and distribution channels in Central America and Scandinavia.

Over the prior year, Waters Technical Systems' (WTS) net sales increased 34% to $576,000 for the second quarter and increased 19% to $1,080,000 for the six-month period ended December 31, 1997. The increase was primarily due to sales from two new accounts that are expected to provide continued growth. WTS continues to focus heavily on improving the efficiency of its manufacturing processes and anticipates improved profitability as a result.

Waters Network Systems' (WNS) net sales for the quarter and six-month period ending December 31, 1997 were $262,000 and $770,000, respectively. This represents a decrease of 5% for the quarter and an increase of 11% for the six months ended December 31, 1997 when compared to the prior year. WNS expects higher sales for the remainder of FY1998 over the prior year due primarily to the expansion of distribution, regional sales offices, and new products that specifically address the growing needs of the K-12 educational market. The Company anticipates these investments will result in stronger sales growth in the future.

For the quarter ended December 31, 1997, gross profit improved to 33.0% of net sales, up from 30.1% reported for the comparable period of last year. Gross profit for the six-month period ended December 31, 1997 was 32.6% of net sales compared to 30.1% for the comparable period of the prior year. The Company's recent shipments of the RM3 medical device and continued improvements of key manufacturing metrics have contributed significantly to the improvements in gross margin.

                                 PART I
                         FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

Operating expenses were $930,000 for the quarter and $1,929,000 for the six-month period ended December 31, 1997, representing an increase of $117,000 and $239,000 when compared to the prior year. The increased operating expenses resulted from the Company's efforts to fund future growth opportunities by pursuing strategic partnerships, aggressively marketing new products and laying the groundwork for launching global distribution channels.

Net income for the Company for the quarter ended December 31, 1997 was a profit of $40,000, or $.03 per share, on revenues of $2,939,000. For the comparable quarter of the prior year, the Company had a profit of $4,000, or $0.00 per share, on revenues of $2,587,000.

Net income for the six-month period ended December 31, 1997 was a profit of $237,000, or $.16 per share, on revenues of $6,939,000. For the comparable six-month period of the prior year, the Company had a net income of $182,000, or $.12 per share, on revenues of $6,512,000.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 37,225 and 29,826 shares for the quarters ended December 31, 1997 and 1996, respectively, and 35,032 and 28,740 shares for the six months ended December 31, 1997 and 1996, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Particularly, those statements relating to (i) the expected revenue from the RM3 Renal Preservation System, new product development and marketing and international sales expansion within AFW, and
(ii) expected growth from two new accounts as well as improved manufacturing efficiencies within WTS are subject to the risks of product acceptance and product demand, fluctuations in the price of raw materials, competition, success in obtaining manufacturing efficiencies, and facilities utilization. The higher sales expectancy for WNS depends on general market conditions and competitive conditions and on the effectiveness of the expanded distribution and regional sales office as well as development and market acceptance of its new products. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ.

                                PART-II
                           OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On October 23, 1997, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,020,537 or 69.8% of the issued and outstanding shares (1,462,271). For matters brought to vote before the Shareholders, the Company's Bylaws require the affirmative vote of the greater of: (1) a majority of the voting power of the shares represented in person or by proxy at the Annual Meeting with authority to vote on such matters (50.01%); or (2) a majority of the voting power of the minimum number of shares that would constitute a quorum for the transaction of business at the Annual Meeting (33-1/3%).

The following people were elected to serve as directors of the Company for the ensuing year:
Name        Age     Position with the Company        Year in Which First
                    and Principal Occupation          Became a Director

William R.
Franta       55   Director.  Business Development             1997
                  & Technology Consultant in
                  Minneapolis, Minnesota.

Jerry W.
Grabowski    45   President, Chief Executive Officer          1993
                  and Director of the Company.

John A.
Grimstad     47   Secretary and General Counsel of the        1996
                  Company.  Vice President of Fredrikson
                  & Byron, P. A. in Minneapolis, Minnesota

Charles G.
Schiefelbein 58   Director. President of Capital Growth
                  Services of Minneapolis, Minnesota.         1986

Submitted for vote at the meeting were the following three proposals:

1)  To establish the number of Directors at four.
Proxies voted for the resolution totaled 1,018,587 shares or 99.81% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting. Proxies voting against proposal No. 1. were 1,425 or .14%; and shares abstaining were 525 or .05% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting.

2)  Slate of Directors
Proxies voted for the slate of Directors were 1,020,312 shares or 99.98% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting. Proxies withholding authority were 225 or .02% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting.

                             PART-II
                        OTHER INFORMATION

Proxies withholding authority for individual Directors were:
William Franta           75
Jerry Grabowski           0
John Grimstad          4695
Charlie Schiefelbein      0

3)  Approval of the Company's 1997 Associate Stock Purchase Plan.
Proxies voted for this proposal totaled 693,914 or 68% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting. Proxies voting against proposal No. 3 were 19,112 or 2.17%; and shares abstaining were 3,017 or .3% of the 1,020,537 shares represented in person or by proxy at the Annual Meeting. There were also 16 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
(A)   Exhibits
      27  	Financial Data Schedule  (submitted only in electronic format).

(B) No report on Form 8-K has been filed during the period covered by this report.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WATERS INSTRUMENTS, INC.




                                               By:  /S/ Jerry W. Grabowski
                                               Jerry W. Grabowski
                                               President and Chief Executive
                                               Officer
February 13, 1998