Form 10QSB
period 1998-03-31
WATERS INSTRUMENTS INC
filed 1998-05-18
CIK 104987

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549
                                    FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                   MARCH 31, 1998
                            Commission file number 0-1388:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,467,448 shares outstanding as of May
14, 1998.

Transitional Small Business Disclosure Format (check one) :
                                  Yes ___   No _X_

                        PART I   FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                            WATERS INSTRUMENTS, INC.
                            Statement of Operations
                          (Thousands, except per share data)
                        For The Three Months       For The Nine Months
                        Ended  March 31,           Ended  March 31,
                      1998             1997      1998            1997
                (Unaudited)     (Unaudited)  (Unaudited)    (Unaudited)

NET SALES         $  3,944        $   3,570  $  10,883        $  10,083
COST OF GOODS
 SOLD                2,628            2,481      7,309            7,034
                  ________        _________  _________        _________
   GROSS PROFIT      1,316            1,089      3,574            3,049

OPERATING EXPENSES
   Administrative      320              324      1,057              998
   Selling             595              465      1,552            1,240
   Research and
    Development        140              128        375              370
                   _______        _________  _________         _________
     Total Operating
       Expenses      1,055              917      2,984            2,608
                   _______        _________  _________         ________
OPERATING INCOME       261              172        590              441

OTHER INCOME (EXPENSE)
   Net Interest
     Income (Expense)   21               19         67               62
   Net Other Income
     (Expense)           1               29          6               22
                   _______        _________  _________         ________
INCOME  BEFORE
   INCOME TAX          283              220        663              525

INCOME TAX PROVISION   107               84        251              207
                   _______        _________  _________         ________
NET INCOME         $   176          $   136    $   412          $   318

EARNINGS PER COMMON SHARE
BASIC              $  0.12          $  0.09    $  0.28          $  0.22
DILUTED            $  0.12          $  0.09    $  0.27          $  0.21
                   _______          _______    _______          _______
Weighted Average
  Number of
   Shares
   Outstanding
   - Basic       1,467,448        1,462,271  1,463,971        1,462,271

Weighted Average
  Number of
  Shares
  Outstanding
  - Diluted      1,502,046        1,493,133  1,498,858        1,491,718

See Notes to Financial Statements

                          PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

                               WATERS INSTRUMENTS, INC.
                                       Balance Sheet
                                        (Thousands)
                                        March 31,           June 30,
                                             1998               1997
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       1,511      $       1,632
  Net Trade Receivables                     1,814              1,955
  Inventories                               2,296              1,772
  Prepaid Expenses                             57                115
  Deferred Income Taxes                       250                250
                                    _____________       ____________
     Total Current Assets                   5,928              5,724

Fixed Assets
  Property, Plant & Equipment               5,319              4,743
  Less Accumulated Depreciation             3,531              3,219
                                    _____________       ____________
     Net Fixed Assets                       1,788              1,524

Other Assets                                    3                  3
Goodwill                                       67                 80
                                    _____________      _____________
     TOTAL ASSETS                   $       7,786      $       7,331

Current Liabilities
  Current Maturities of
    Long-term Debt                  $          12      $           5
  Accounts Payable                            812                645
  Accrued Salaries, Wages and
    Other Compensation                        467                392
  Product Warranties                          229                229
  Accrued Other Expenses                       43                215
                                    _____________       ____________
     Total Current Liabilities              1,563              1,486

Long-term Debt, Less Current
  Maturities                                   38                 34
Deferred Income Taxes                          50                 50
                                    _____________        ___________
     TOTAL LIABILITIES                      1,651              1,570

Stockholders' Equity
  Common Stock                                147                146
  Additional Paid-in Capital                1,266              1,246
  Retained Earnings                         4,722              4,369
                                    _____________        ___________
     TOTAL STOCKHOLDERS' EQUITY             6,135              5,761
                                    _____________        ___________
TOTAL LIABILITIES & EQUITY          $       7,786      $       7,331
                                    _____________       _____________

See Notes to Financial Statements

                          PART 1   FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                          WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                               (Thousands)
For the Nine Months
                                                        Ended March 31,
                                                     1998         1997
                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                   $  11,015  $  10,337
   Interest received                                     72         64
                                                  _________  _________
     Cash provided from operations                   11,087     10,401

   Cash paid to suppliers and employees              10,240      9,516
   Taxes paid                                           360        189
   Interest paid                                          6          2
                                                  _________  _________
     Cash disbursed from operations                  10,606      9,707
                                                  _________  _________
      Net cash provided by operations                   481        694
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                      (576)      (425)
   Proceeds from Notes Receivable                         0        188
                                                  _________  __________
   Net cash used for investing                         (576)      (237)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                    21          0
   Reduction of Long-Term Debt                           11         (9)
                                                   _________  _________
     Net cash used for financing                        (26)       (67)

NET INCREASE IN CASH AND EQUIVALENTS                   (121)       390

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,632        964
                                                  _________  __________

CASH AND CASH EQUIVALENTS - END OF PERIOD         $   1,511  $   1,354
                                                  _________  __________
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                      $     412  $     318
  Depreciation and Amortization                         325        257
  Provisions For Losses On Accounts Receivable            9          9
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 132        245
    Inventories                                        (524)       175
    Prepaid Expenses and Deferred Income Taxes           58         25
    Accounts Payable and Accrued Expenses                69       (335)
                                                  _________  __________
NET CASH PROVIDED BY OPERATIONS                   $     481  $     694
                                                  _________   _________

See Notes to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
d/b/a Waters Corporation
Notes to Financial Statements
March 31, 1998

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

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 of SFAS95.

Inventories consisted of the following:

                                March 31, 1998     June 30, 1997

Raw Materials                       $1,853,000         $1,350,000
Work-In-Process                        269,000            256,000
Finished Goods                         174,000            166,000
                                    __________          _________
Total Inventories                   $2,296,000         $1,772,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on March 31, 1998 was $4,365,000, a 3% increase from $4,238,000 on June 30, 1997.
The cash balance for the Company was $1,511,000 on March 31, 1998 compared to the cash balance of $1,632,000 on June 30, 1997.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

In December 1997, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1998. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.5% at March 31, 1998. The Company has not borrowed against the line of credit during Fiscal Year 1998 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Capital expenditures of $300,000 and $576,000 for the quarter and nine-month period ended March 31, 1998, respectively, were used to purchase manufacturing equipment and information systems software. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. Capital expenditures for the remaining quarter of the current Fiscal Year are estimated at $25,000.

Results of Operations
Net sales for the quarter and nine-month period ended March 31, 1998 were $3,944,000 and $10,883,000, respectively. This represents an increase of 10% for the quarter and an increase of 8% for the nine months ended March 31, 1998 as compared to the prior year.

Waters Medical Systems' (WMS) net sales for the quarter and nine-month period ended March 31, 1998 were $481,000 and $1,642,000 respectively. This represents an increase of 8% for the quarter and 28% for the nine months ended March 31, 1998, as compared to the prior year. The Company anticipates higher revenues for Waters Medical Systems for the fourth quarter of FY 1998 over the prior year due to the increasing demand for the recently released RM3 Renal Preservation Monitor. Shipments of the RM3 began in November 1997 to meet international and domestic sales orders.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Net sales for American FarmWorks (AFW) for the quarter and nine-month period ended March 31, 1998 were $2,474,000 and $6,403,000 respectively. This represents an increase of 9% for the quarter and 1% for the nine-month period ended March 31, 1998 as compared to the prior year. The Company has identified key geographic markets and invested in establishing new products and distribution channels to capitalize on future growth potential. Domestically, the Company continues to market new products that focus on the growing needs of the hobby farmer and equine (horse) market. In addition, the Company believes the international markets offer the greatest potential for growth.

Waters Technical Systems' (WTS) net sales increased 23% to $757,000 for the third quarter and increased 20% to $1,837,000 for the nine-month period ended March 31, 1998. The increase was primarily due to sales from two new accounts that are expected to continue to provide future growth. WTS continues to focus on improving the efficiency of its manufacturing processes that it believes will result in profitability improvements.

Waters Network Systems' (WNS) net sales for the quarter ending March
31, 1998 were $232,000, comparable to the same period of the prior year. For the nine months ended March 31, 1998, net sales increased 8% to $1,001,000 when compared to the prior year. WNS expects higher sales for the remainder of FY1998 over the prior year due primarily to the expansion of distribution, regional sales offices, and new products that specifically address the growing technology needs of the K-12 educational market. The Company also anticipates stronger sales growth in the remaining quarter of FY1998 as a result of the federal government's E-Rate program money and successfully bidding and obtaining orders from several school districts.

For the quarter ended March 31, 1998, gross profit improved to 33.4% of net sales, up from 30.5% reported for the comparable period of last year. Gross profit for the nine-month period ended March 31, 1998 was 32.8% of net sales compared to 30.2% for the comparable period of the prior year. The Company's increased sales and continued improvements of key manufacturing metrics have contributed significantly to the improvements in gross margin.

PART I
FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Operating expenses were $1,055,000 for the quarter and $2,984,000 for the nine-month period ended March 31, 1998, representing an increase of $138,000 and $376,000 when compared to the prior year. The increased operating expenses resulted from the Company's efforts to fund future growth opportunities by pursuing strategic partnerships, aggressively marketing new products and laying the groundwork for launching global distribution channels.

Net income for the Company for the quarter ended March 31, 1998 was a profit of $176,000, or $.12 per share, on revenues of $3,944,000. For the comparable quarter of the prior year, the Company had a profit of $136,000, or $0.09 per share, on revenues of $3,570,000.

Net income for the nine-month period ended March 31, 1998 was a profit of $412,000, or $.28 per share, on revenues of $10,883,000. For the comparable nine-month period of the prior year, the Company had a net income of $318,000, or $.22 per share, on revenues of $10,083,000.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 34,598 and 30,862 shares for the quarters ended March 31, 1998 and 1997, respectively, and 34,887 and 29,447 shares for the nine months ended March 31, 1998 and 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Particularly, those statements relating to (i) improvements in efficiency and management as a result of capital expenditures, (ii) the expected revenue from the RM3 Renal Preservation System, (iii) new product development and marketing and international sales expansion within AFW, and (iv) expected growth from two new accounts as well as improved manufacturing efficiencies within WTS are subject to the risks of continued product acceptance and product demand, fluctuations in the price of raw materials, competition, success in obtaining manufacturing efficiencies, and facilities utilization. The higher sales expectancy for WNS depends on general market and competitive conditions, the effectiveness of the expanded distribution and regional sales offices, and development and market acceptance of its new products. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ.

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


                                      WATERS INSTRUMENTS, INC.

                                      By:  /S/ Jerry W. Grabowski
                                           Jerry W. Grabowski
                                           President and Chief
Executive Officer
May 14, 1998