Form 10KSB
period 1998-06-30
WATERS INSTRUMENTS INC
filed 1998-09-24
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM  10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The net sales for the Company for the Fiscal Year ended June
30, 1998 were $15,785,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1998 was $ 4,455,598.
The number of shares outstanding of the Company's Common Stock on August 31, 1998 was 1,467,448.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 25, 1998.

Transitional Small Business Disclosure Format (Check One)  Yes
No  X

PART I  ITEM 1. BUSINESS

(a) Business Development

A Minnesota corporation since 1960, Waters Instruments, Inc. (d/b/a Waters Corporation) is a customer-driven, electronics manufacturer and marketer of network connectivity, contract manufacturing, agricultural electric fencing, and medical products. During Fiscal Year 1998, sales were conducted through four principal business units: Farm Products {d/b/a American FarmWorks (AFW)}; Medical Products {d/b/a Waters Medical Systems (WMS)}; Electrical Products {d/b/a Waters Technical Systems (WTS), formerly known as Midwest WireTech}; and Network Connectivity Products {d/b/a Waters Network Systems (WNS)}.

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

Sales by AFW are made primarily through major farm equipment and hardware distributors, suppliers and retailers. During Fiscal Year 1998, sales to AFW's top three customers accounted for approximately 32.8% of AFW's total sales or 19.4% of the Company's total sales.

American FarmWorks sells through independent representatives.
Sales by AFW in Fiscal Year 1998 were 59% of the Company's total sales compared to 65% in Fiscal Year 1997.

There were no significant sales from AFW made to governmental agencies; likewise, there were no contracts subject to renegotiation. Raw materials used in the production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers; however, the Company has filed for a digital control module patent that it believes offers a differential advantage over competitive products. Trademarks associated with the business are believed to be of value and include: American FarmWorks, Blitzer, BullDozer, Captivator, Cobra, Dyna-Charge, Electro-Line, HOL-DEM, Hot Spark, International, Jewel, Solar Blitz, Solar Bull, Sting Ray, Super Charger, ThunderBolt and Wasp.

American FarmWorks' business is seasonal, with peak customer demand occurring in the spring and summer months. Backlog is not significant in this unit's operations since most orders are filled within days after receipt.

(2) Waters Medical Systems

Waters Medical Systems manufactures and markets electronic medical instruments for cardiovascular and organ preservation products used in laboratories and hospitals. In an industry of numerous medical equipment manufacturers, WMS' sales contribution is minor; however, it is the dominant supplier in its specific market niches. Sales by WMS in Fiscal Year 1998 represented 13.3% of the Company's total sales compared to 11.6% in Fiscal Year 1997.

Sales of WMS' products are made to a large number of customers in the health care field primarily through the use of independent representatives. WMS' top five customers contributed 28.8% of the business unit's total sales in Fiscal
Year 1998.

No significant sales are made to the United States Government and no contracts are subject to renegotiation. This business unit requires no unusually large working capital funds, but accounts receivable can approach two month's sales due to the slow reimbursement practices of third-party insurers and administrators. Raw materials necessary in the manufacture of this business unit's products are generally available from a number of suppliers.

The Company announced on July 31, 1997 that it had received approval from the Food and Drug Administration (the "FDA") to market its new RM3 Renal Preservation monitor. The RM3 was developed by WMS to preserve kidneys for transplant. The RM3 System is a two-part kidney preservation system that includes a monitor for regulating and monitoring the pulsatile perfusion of one or two kidneys and a sterile, single-use disposable cassette that circulates a preservation solution continuously through the kidneys.

As of June 30, 1998, WMS' order backlog was $211,000, which is higher than normal. Generally, WMS is able to ship orders reasonably soon after receipt; however, WMS' backlog increased due to the Company imposing a stop-ship on the RM3 Renal Preservation Monitor during the third and fourth quarters. This was done to address product enhancements and reliability issues. Customer interest in the RM3 remains strong. The Company lifted the stop-ship status on the RM3 and resumed shipping existing backorders on August 12, 1998. As of June 30, 1998 the Company has accrued for additional costs connected with the product enhancements and reliability issues relating to units sold before that date.

The Company holds several patents relating to its current and new medical product lines. The significance of the patents pending on new products to WMS has yet to be determined. Waters Medical Systems' business experiences no seasonal sales variations.

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

The FDA classifies medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. At present, all of WMS' products are Class II devices, which are subject to performance standards in addition to general controls, and have appropriate FDA marketing approvals. Any new versions of the present product offerings or future new products will require the lengthy process of receiving FDA approval.

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

(3) Waters Technical Systems

Waters Technical Systems, (formerly known as Midwest WireTech) provides custom contract manufacturing including printed circuit board, cable and harness assemblies to computer, medical, communication, and office equipment manufacturers. The industry in which the business unit operates is marked by a large number of relatively small suppliers operating predominantly on a regional basis. The Company believes Waters Technical Systems competes effectively within its regional area.

In Fiscal Year 1998, the Company made investments in sales and marketing, engineering, and manufacturing to provide long-term sales growth in this business unit. Sales for Fiscal Year 1998 for this business unit were $2,383,000. This represents a 14.6% increase over the Fiscal Year 1997 net sales of $2,079,000.

As of June 30, 1998, WTS' backlog of orders was $262,000.
This backlog is scheduled to be filled within 12 months. This compares to an order backlog of $530,000 at June 30, 1997.

In Fiscal Year 1998, WTS served a relatively small number of customers, with ten customers representing about 91.0% of the business unit's sales.

As a turnkey operation, this business unit is often required to order significant inventories of raw materials to provide adequate lead time for meeting customer delivery requirements. Raw materials necessary to this unit's business are generally available from a number of suppliers. Patents and proprietary rights are of no significance to its business.

(4) Waters Network Systems

Waters Network Systems, a business unit created late in Fiscal Year 1995, manufactures and markets a wide range of connectivity products for Token-Ring and Ethernet local area networks (LANs). The products provide the ability to network computers throughout school districts or business offices. While the industry for network products is competitive and covers a wide range of applications, WNS focuses on the K-12 educational segment to provide solutions not being met by other manufacturers.

During Fiscal Year 1998, Waters Network Systems continued to expand its product line to include Fast Ethernet, dual speed and switched hubs for both copper and fiber LANs used to manage networks or increase the speed or capacity of current networks. The Company believes WNS now offers the widest range of classroom hubs in the industry. In addition, the introduction of the new products will position the business unit to provide complete network connectivity solutions in the educational as well as commercial market segments.

In response to the needs of the K-12 segment, Waters Network Systems offers consulting and training services. Numerous school districts require support on network design and installation as well as training support staff on courseware and productivity tools software. Combining these services along with offering the widest range of classroom hubs in the industry gives WNS a differential advantage that distinguishes the Company in the educational market.

The LAN products are sold primarily through dealerships who resell the products as well as provide network cabling installations. Less than 30% of the WNS total sales are purchased directly by school districts or local Boards of Education. The sales cycle in education is long, frequently taking a year from having the products specified to the actual installation. As a start-up business unit, Waters Network Systems is heavily focusing its efforts on having its products specified with an increasing number of school districts.

Sales for Fiscal Year 1998 for this business unit increased to $1,978,000, a 56.1% increase over the Fiscal Year 1997 amount due to continued aggressive marketing efforts and name recognition. Many of the dealerships currently have been awarded the bids for specific school districts, with the installation to occur early in Fiscal Year 1999. The educational market for LAN installations is seasonal, with sales peaking during the summer months when school is out of session.

The demand for network products exists in virtually all new schools being built as well as the larger market for retrofitting most existing schools. While grants and bond issues fund the majority of networks, over 30,000 school districts have applied for supplementary funding through the Federal Communications Commission's (FCC) E-rate program. Favoring the rural low-income school districts, funding of the E-rate program will continue to have a strong impact on the timing of sales for network products. With recent reorganization, the FCC recently reduced the funding from $2.25 billion over 12 months to $1.925 billion over 18 months as well as delaying payments until September 1998. The Company believes the E-rate program will have an impact on the timing for WNS sales.

(5) Information as to Company's Business as a Whole

During Fiscal Years 1998 and 1997, the Company expended
$538,000 and $500,000 for research and development activities, respectively.

The Company had a total of 135 employees as of June 30, 1998, of which 116 were regular full-time employees. This compares to a total of 135 employees as of June 30, 1997, of which 104 were regular full-time employees.

(c) Financial Information about Foreign and Domestic
Operations and Export Sales.

The Company maintains no office or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $344,000 in Fiscal Year 1998, compared to $331,000 in Fiscal Year 1997. Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries. In Fiscal Year 1998, the Company had no significant activities outside of the United States.


PART 1 ITEM 2 PROPERTIES

The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota. The building houses the corporate headquarters and production facilities for all of the business units. Fourteen thousand square feet are devoted to office and engineering space with the remaining area used for manufacturing and warehousing. Approximately 16% is used by Waters Medical Systems, 24% by Waters Technical Systems, 53% by American FarmWorks, and 7% by Waters Network Systems. The Company currently leases 2,500 square feet of office space in a Plymouth, Minnesota office complex for use as sales and development offices.

The Company believes that insurance coverage on its properties is adequate.

PART 1 ITEM 3 LEGAL PROCEEDINGS
During Fiscal Year 1998, the Company did not have and currently does not have any legal proceedings pending which are outside of routine litigation that is incidental to the business.

PART 1 ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1998
Fiscal Year.

PART 1 EXECUTIVE OFFICERS OF THE COMPANY
(a) Identification
The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

                                                              YEAR IN WHICH
                                                               FIRST BECAME
NAME                   AGE    POSITION                          AN OFFICER
Jerry W. Grabowski      46    President, Chief Executive Officer,        1993
                              and Director
Gregory J. Anshus       41    Chief Financial Officer and Treasurer      1996

The following information is presented as to the business experience of each Executive Officer during the past five of more years:

Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company's Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

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


PART II ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol WTRS. Below are the high and low bid prices for each quarter of Fiscal Years 1998 and 1997 as reported on the NASDAQ/NMS. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

1998                                   High                        Low
First Quarter   9/30/97               7                           4-5/8
Second Quarter 12/31/97               7-3/4                       5-3/4
Third Quarter   3/31/98               6-1/4                       5-1/4
Fourth Quarter  6/30/98               6-3/4                       5-1/8
1997
First Quarter   9/30/96               5                           3-3/4
Second Quarter 12/31/96               5-1/8                       3-3/4
Third Quarter   3/31/97               5-7/8                       4-1/4
Fourth Quarter  6/30/97               5-1/2                       4

As of August 31, 1998 the Company had approximately 694 shareholders of record.

Dividend Summary

The Board of Directors of the Company declared a dividend at a regularly scheduled meeting held on October 23, 1997. The dividend was based on Fiscal Year 1997 operating results. The Company paid the dividend in December 1997 at the rate of $.04 per share, or an aggregate amount of $58,000. The Company also paid a dividend in December 1996 of $.04 per share for an aggregate amount of $58,000.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held on October 22, 1998.

The Company has paid its shareholders annual dividends for 21 of the last 22 years, with the first dividend paid in 1975.

PART II ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance on June 30, 1998 was $1,375,000, a decrease of $257,000 from its June 30, 1997 balance of $1,632,000. The Company's working capital position at June
30, 1998 was $4,684,000, an increase of 10% from the $4,238,000 amount at June 30, 1997.

In December 1997, the Company renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1998. The bank's line of credit charges interest at the bank's base (prime) rate, which was 8.5% at June 30, 1998. The Company did not borrow against the line of credit during Fiscal Year 1998 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

The decrease in net cash provided by operations during Fiscal
Year 1998 resulted primarily from the Company's efforts to fund future revenue opportunities with suitable accounts receivable and inventory investment levels.

Capital expenditures were $626,000 during Fiscal Year 1998, an increase of $136,000 from Fiscal Year 1997. Improvements to manufacturing equipment and information systems comprised the bulk of capital expenditures in Fiscal Year 1998. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

In Fiscal Year 1997, the Company received $188,000 in proceeds, on a note receivable, from a prior year's sale of unoccupied land adjacent to its manufacturing facilities.

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared with Fiscal Year 1997

Net sales for Fiscal Year 1998 were $15,785,000, an increase of 9.1% from net sales of $14,466,000 experienced in Fiscal
Year 1997.

Net sales in Waters Medical Systems increased 24.7% in Fiscal Year 1998 compared to Fiscal Year 1997. The increase was due to higher sales of Oxicoms as well as the recently released RM3 Renal Preservation monitor. Shipments of the RM3 began in November 1997 to satisfy existing demand, but in the third quarter through the fourth quarter of Fiscal Year 1998, the Company stopped shipments on the RM3 Renal Preservation monitor to address product enhancements and reliability issues. Because of the "stop-ship", the fourth quarter sales of Fiscal Year 1998 were not as strong as anticipated for this business unit. The Company lifted the stop ship status on the RM3 and resumed shipping existing backorders on August 12, 1998. Customer interest in the RM3 Renal Preservation monitor remains strong. As of June 30, 1998 the Company had accrued the additional costs connected with the product enhancements and reliability issues relating to units sold before that date.

Waters Technical Systems' (WTS) net sales increased 14.6% to $2,383,000 compared to Fiscal Year 1997. The increase was primarily due to sales from two new accounts that are expected to provide future growth. WTS continues to focus heavily on improving the efficiency of its manufacturing process. As a result, the Company anticipates improved profitability.

Net sales in American FarmWorks in Fiscal Year 1998 decreased 1.2% compared to Fiscal Year 1997. A slump in prices for livestock, corn, soybeans and other commodities plus weather problems has undercut farm incomes in some areas. Domestically, the Company continues to aggressively market new products that focus on the needs of the hobby farmer. In addition, the Company believes international markets offer significant potential for growth.

Waters Network Systems' (WNS) net sales increased 56.1% in Fiscal Year 1998 compared to Fiscal Year 1997. The Company anticipates higher revenues for Waters Network Systems to continue due primarily to expansion of distribution, regional sales offices and new products that specifically address the growing needs of the K-12 education market.

Additional comparative information about industry segments can be found in Note 9 to the Financial Statements contained in this report.

The gross profit improved in Fiscal Year 1998 to 33.2% of net sales from 31.4% for Fiscal Year 1997. Productivity improvements primarily within the American FarmWorks, Waters
Medical Systems and Network Systems business units contributed to improvement in gross profit in Fiscal Year 1998.

Operating expenses were $4,234,000 for Fiscal Year 1998, representing an increase of $646,000, or 18%, from the comparable figure of $3,588,000 for Fiscal Year 1997. The increase in operating expenses resulted from the Company's efforts to fund future growth opportunities by adding field sales personnel, pursuing strategic partnerships, expanding distribution channels and aggressively marketing new products.

In addition, the Company increased the Fourth Quarter operating expenses to address its Year 2000 challenge with the launch of its new information system. This added $158,000 in capital expeditures and a one-time operating expense of $44,000 to the quarter.

Improved working capital during Fiscal Year 1998 provided interest income of $93,000, compared to interest income of $82,000 during Fiscal Year 1997.

Interest expense, principally lease financing on the Company's equipment, was $7,000 during Fiscal Year 1998, compared to $4,000 in Fiscal Year 1997.

Net income for the Company for Fiscal Year 1998 was $685,000. This compares to a net income of $663,000 for Fiscal Year 1997. The primary reasons for the Company's continued improvement in net income since Fiscal Year 1993 included reductions in manufacturing costs and recent increases in sales volume.

Year 2000 Issue
At the turn of the century, time sensitive software using two digits may not identify the year 2000 (Y2K), which could disrupt the ability to conduct normal business operations due to system failure and miscalculations. The Company completed an assessment for Y2K compliance during fiscal 1998 and developed a plan to resolve all major issues by the end of 1999.

The plan consists of identifying those systems with which the Company has exposure to Y2K issues, development and implementation of action plans to be Y2K compliant, and the final testing of each major area of exposure to ensure compliance. The Company has identified three critical compliance areas: 1) financial and information system applications; 2) manufacturing applications; and 3) third-party relationships.

In accordance with the program, the Company has conducted an internal review of all systems and contacted all software suppliers. In the financial and information systems areas, the Company has replaced the core financial and reporting systems with Y2K compliant programs. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company has contacted most of its major third parties, which state they intend to be Y2K compliant by the year 2000.

As of June 30, 1998, the Company has incurred $44,223 in Y2K compliance costs and $158,162 in capital expenditures for information systems that are Y2K compliant. The Company estimates future expenditures to complete Y2K compliance to approximate $171,000.

Cautionary Statements

Certain statements in this Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competition and market conditions; (B) profitability improvements within the WTS business unit, which depend on improved efficiencies and manufacturing processes; (C) increased revenues within the WNS unit, which depend on successful expansion of the Company's distribution and sales functions and the acceptance and demand of its new products within the K-12 educational market; and (D) the successful implementation of the Company's analysis of the Year 2000 issues, which depends on the accuracy of its assessment of the necessary remediation efforts and projected costs as well as the accuracy of assurances received from third parties.

PART II ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

                                                             Page Number

Management's Responsibility for Financial Reporting            12

Independent Auditor's Report                                   13

Balance Sheets                                                 14

Statements of Operations                                       15

Statements of Stockholders' Equity                             15

Statements of Cash Flows                                       16

Notes to Financial Statements                                  17-24

Management's Responsibility for Financial Reporting





August 7, 1998

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



/s/ Gregory J. Anshus

Gregory J. Anshus
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT





To the Stockholders and Board of Directors

Waters Instruments, Inc.
Rochester, Minnesota


We have audited the accompanying balance sheets of Waters Instruments, Inc. (d/b/a Waters Corporation) as of June 30, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



MCGLADREY & PULLEN, LLP

Rochester, Minnesota
August 7, 1998

Balance Sheets
June 30, 1998
In Thousands                                  June 30, 1998    June 30, 1997
Current assets
  Cash and equivalents (Note 2)                     $ 1,375          $ 1,632
  Trade receivables (Note 3)                          2,667            1,955
  Inventories (Note 4)                                2,015            1,772
  Prepaid expenses                                       72              115
  Deferred income taxes (Note 6)                        200              250
                                                      _____            _____
Total current assets                                  6,329            5,724

Property, plant and equipment (Note 5)
  Land                                                  128              128
  Building                                            1,505            1,497
  Machinery and equipment                             2,220            2,040
  Office furniture and equipment                      1,520            1,078
                                                      _____            _____
                                                      5,373            4,743
Less accumulated depreciation                         3,621            3,219
                                                     ______           ______
  Net property, plant and equipment                   1,752            1,524

Other assets
 Costs in excess of net assets of businesses
  acquired, net of amortization                          62               80
  Investments                                             3                3
                                                      _____             _____
Total other assets                                       65               83
                                                      _____             _____
Total assets                                         $8,146            $7,331

Current liabilities
  Current maturities of long-term debt (Note 5)          11                 5
  Trade payables                                        898               645
  Accrued expenses
    Salaries, wages, and other compensation             456               392
    Product warranties                                  195               229
    Other accrued liabilities                            85               215
                                                     ______            ______
Total current liabilities                             1,645             1,486
Long-term debt (Note 5)                                  36                34
Deferred income taxes (Note 6)                           56                50
Stockholders' equity (Note 7)
  Preferred stock, par value $25;
  Authorized: 120,000 shares;
  issued and outstanding: none
  Common stock, par value $.10 per share;
  Authorized: 5,000,000 shares;
  issued and outstanding: 1,467,448 shares (1998),
  1,462,271 shares (1997)                               147               146
Additional paid-in capital                            1,266             1,246
Retained earnings                                     4,996             4,369
                                                      _____             _____
Total stockholders' equity                            6,409             5,761
                                                     ______            ______
Total liabilities and equity                         $8,146            $7,331

[FN]
The accompanying notes are an integral part of the financial statements.

Statements of Operations
June 30
In Thousands, except per share data

                                                    1998           1997
Net sales                                        $15,785        $14,466
Cost of goods sold                                10,547          9,921
Gross profit                                       5,238          4,545
Operating expenses
  Administrative                                   1,463          1,282
  Selling                                          2,233          1,806
  Research and development                           538            500
                                                   _____          _____
Total operating expenses                           4,234          3,588

Operating income                                   1,004            957
Other income
  Interest income                                     93             82
  Interest expense                                    (7)            (4)
  Other income, net                                   15             17
                                                  ______           _____
Income before income taxes                         1,105           1,052
Income tax provision (Note 6)                        420             389
                                                  ______           _____
Net income                                        $  685          $  663
Net income per share - basic (Note 8)             $  .47          $  .45
Net income per share - diluted (Note 8)           $  .46          $  .44

Weighted average number of shares
  outstanding - basic                          1,464,838       1,462,271
Weighted average number of shares
  outstanding - diluted                        1,500,272       1,491,971














Statement of Stockholders' Equity

                            Common Stock
In Thousands              Outstanding           Additional Paid  Retained
                            Shares     Amount      In Capital    Earnings
Balance June 30, 1996        1,462    $   146       $   1,246     $  3,764
  Net Income for the period      -          -               -          663
  Dividends paid                 -          -               -          (58)
                            ______     ______        ________      _______
Balance June 30, 1997        1,462        146           1,246        4,369
  Net Income for the period      -          -               -          685
  Dividends paid                 -          -               -          (58)
  Issuance of common stock       5          1              20            -
                            ______      _____         _______       _______
Balance June 30, 1998        1,467    $   147        $  1,266      $  4,996

[FN]
The accompanying notes are an integral part of the financial statements.

Statements of Cash Flows
                                                        Year Ended June 30
(In Thousands)                                          1998           1997
Cash flows from operations
  Cash received from customers                        $15,061       $14,652
  Interest received                                        93            82
  Cash paid to suppliers and employees                (14,289)      (13,448)
  Interest paid                                            (7)           (4)
  Income taxes paid                                      (445)         (242)
                                                       ______        _______
Net cash provided by operations                           413          1,040

Cash flows from investing
  Proceeds from note receivable                             -            188
  Capital expenditures                                   (626)          (490)
  Proceeds from sales of property and equipment             3              -
                                                        _____           _____
    Net cash used for investing                          (623)          (302)

Cash flows from financing
  Proceeds from sale of common stock                       21              -
  Payment of long-term debt                               (10)           (12)
  Dividends paid                                          (58)           (58)
                                                       ______           _____
     Net cash used for financing                          (47)           (70)

Net increase (decrease) in cash and equivalents          (257)           668

Cash and equivalents, beginning of year                 1,632            964
                                                      _______        _______
Cash and equivalents, end of year                     $ 1,375        $ 1,632

Reconciliation of net income to net cash
  from operations:
  Net income                                          $   685        $   663
  Depreciation and amortization                           425            361
  Loss on sale of property and equipment                    6              -
  Deferred income taxes                                    56             75
  Changes in assets and liabilities
    Accounts receivables                                 (712)           186
    Inventories                                          (243)           261
    Prepaid expenses                                       43            (82)
    Trade payables                                        253           (258)
    Accrued expenses                                     (100)          (178)
                                                       ______        _______
    Net cash provided by operations                   $   413        $ 1,040

[FN]
The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

1.  Nature of Business and Significant Accounting Policies

A.  Nature of Business

The Company operates four principle business units: Waters Network Systems (WNS), Waters Technical Systems (WTS, formerly known as Midwest WireTech), American FarmWorks (AFW), and Waters Medical Systems (WMS). The sales of products from all four business units occur principally within the United States. Waters Network Systems, a newly formed business unit, addresses local area network connectivity solutions for the K-12 educational market. Waters Technical Systems is engaged in the custom contract manufacturing of printed circuit board, cable and harness assemblies for the construction, industrial, communications and computer industries. American FarmWorks manufactures and sells electric fence controllers for animal management to agricultural cooperatives and retailers. Waters Medical Systems produces medical equipment and analytical instruments for hospital and laboratory use. The Company extends credit in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral.

B.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate the carrying amount because of the short maturity of those instruments.

C.  Financial Statement Estimates

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

D.  Inventories

Inventories are recorded at the lower of FIFO (first-in, first-out) method cost or market.

E.  Property, Plant and Equipment

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

F.  Intangible Asset

Cost in excess of net assets acquired is amortized on a straight-line basis over a twenty-year period beginning in 1983. Amortization of $18,000 is recorded annually.
Accumulated amortization at June 30, 1998 and 1997 was
$288,000 and $270,000, respectively.


G.  Long-lived Assets and Goodwill

The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under those rules, property and equipment and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

H.  Product Warranty

Some of the Company's products are currently covered by product warranties for one year after date of purchase. At the time of sale, the Company recognizes an estimated warranty cost based on prior history and expected future claims.

I.  Employee Benefits

The Company has a 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. The Plan has a calendar year-end. During each of the fiscal years ending June 30, 1998 and 1997, the Company expensed $24,000 in matching contributions, respectively.

The Company offers medical insurance to its associates which it self-insures up to $25,000 per individual and $1,000,000 in aggregate.

J.  Statement of Cash Flows

For purposes of the statement of cash flows, highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents.

In thousands:                             1998               1997
Supplemental schedule of non-cash
investing and financing activities:
  Office furniture and equipment
  acquired with capital lease         $      18         $      35

K.  Revenue Recognition

The Company recognizes revenue when the product is shipped from their warehouse.

L.  Research and Development

Research and Development costs are expensed as incurred.

M.  Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 1998 and 1997 were $390,000 and $251,000, respectively.


N.  Income Taxes

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

O.  Net Income per Common Share

Net income per basic share is computed based upon the weighted average number of common shares issued and outstanding during each year. Dilutive per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants as discussed in Note 7) unless the effect is to reduce a loss or increase income per share.

P.  Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130. "Reporting Comprehensive Income." Statement No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to adopt Statement No 130 in fiscal year 1999 and does not expect the measure of comprehensive income to be materially different from the measure of net income.

In June, 1997, the FASB also issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The company will be required to adopt Statement No. 131 in fiscal year 1999. The Company does not believe that the adoption of this standard will result in segment disclosures that are materially different than those provided under current accounting standards.


2.  Credit Risks and Concentrations

At June 30, 1998 and 1997, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation insurance coverage. The Company has performed an evaluation of the relative credit standing of this financial institution and believes it has limited its credit exposure accordingly. In addition, the Company maintains cash balances in a money market mutual fund with Norwest Funds. Such funds are not insured and totaled $1,528,000 at June 30, 1998 and $1,486,000 at June 30, 1997.
The Company has not incurred any losses in such accounts.

3.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

In Thousands                              1998                1997
Trade accounts receivable               $2,705              $1,987
Less allowance for doubtful accounts        38                  32
                                        ______              ______
Totals                                  $2,667              $1,955

4.  Inventories

Inventories consist of the following:

In Thousands                              1998                 1997
Raw materials                           $1,647               $1,350
Work-in-process                            197                  256
Finished goods                             171                  166
                                        ______               ______
Totals                                  $2,015               $1,772

5.  Long-term Debt and Line of Credit

Long-term debt consists of the following:

In Thousands                              1998                  1997
Capital lease obligations due in
varying monthly installments through
January 2000 secured by related equipment $ 47                  $ 39
Less current maturities                     11                     5
                                          ____                  ____
Net long-term debt                        $ 36                  $ 34

Scheduled maturities, by fiscal year, of long-term debt are as follows:
1999                           11
2000                           36
                              ___
Total long-term debt         $ 47

At June 30, property, plant and equipment includes the
following amounts for capital leases:
In Thousands                              1998              1997
Property, plant and equipment             $ 67              $ 49
Accumulated amortization                    18                10
                                          ____              ____
Net assets under capital lease            $ 49              $ 39

At June 30, 1998, the Company had the following minimum
commitments for payment of rentals under capital leases:
1999                                                               16
2000                                                               38
                                                                  ___
Total lease commitments                                          $ 54

Less amount representing interest                                   7
                                                                 ____
Present value of lease payments, included in long-term debt      $ 47


Line of Credit:

The Company has a $1,000,000 line of credit with its bank.
Borrowings under the line are charged interest at the prime rate and are collateralized by accounts receivable and inventories. The prime rate was 8.5% at June 30, 1998. The credit agreement expires December 15, 1998. The loan agreement requires the Company to meet certain financial ratios and covenants. There were no borrowings outstanding under the line of credit at June 30, 1998.

6.  Income Taxes

The income tax provision charged to continuing operations for the years ended June 30, 1998 and 1997 are as follows:
In Thousands                            1998                 1997
Current:
  US federal                           $ 418                $ 410
  State                                   58                   54
                                       _____                _____
Total current                            476                  464

Deferred:
  US federal                             (50)                 (58)
  State                                   (6)                 (17)
                                        _____                 ____
Total deferred                           (56)                 (75)
                                        _____                 ____
Total current and deferred:            $ 420                $ 389

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to
pretax income for continuing operations for the years ended
June 30, 1998 and 1997 due to the following:
In Thousands                            1998                  1997
Computed "expected" tax expense        $ 387                 $ 400
Increase (decrease) in income taxes
  resulting from:
  Non-deductible expenses                 12                    12
  State taxes, net of federal tax
  benefits                                31                    48
  Tax credits                            (22)                  (65)
  Other                                   12                    (6)
                                        ____                  _____
Total                                  $ 420                  $ 389

Net deferred tax assets consist of the following components as of June 30, 1998 and 1997:
In Thousands                            1998                    1997
Deferred tax assets
  Employee benefits and severance     $   87                  $   85
  Inventory and receivable allowances     42                      61
  Warranty and contingency reserves       71                     104
                                      ______                  ______
Total deferred tax assets             $  200                  $  250

Deferred tax liabilities
  Property and equipment              $   56                  $   50
Total deferred tax liabilities            56                      50
    Net deferred tax assets           $  144                  $  200

The components giving rise to the net deferred tax assets
described above have been included in the Company's Balance
Sheets as of June 30, 1998 and 1997 as follows:
In Thousands                           1998                      1997
Current assets                        $  200                   $  250
Noncurrent liabilities                   (56)                     (50)
                                      ______                   ______
    Net deferred tax assets           $  144                   $  200

7.	Stock Options

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

In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the "ASP Plan") which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase.

Grants under these plans are accounted for using APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under these plans. Had compensation cost for the plans based on their grant date fair value of awards (the method described in FASB Statement No. 123) reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                          1998                 1997
Net Income (000's)
  As reported                           $  685                $ 663
  Pro forma                                601                  663

Basic Earnings per Share
  As reported                           $  .47                $ .45
  Pro forma                                .41                  .45

Diluted Earnings per Share
  As reported                           $  .46                $ .44
  Pro forma                                .40                  .44

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, dividend rate of .58% to .70%; price volatility of 43.1%, risk-free interest rates of 5.7% and 5.8% and expected lives of 10 years.

A summary of the status of the stock option plan at June 30,
1998 and 1997, and changes during the years ended on those
dates are as follows:
                                  1998                        1997
                                     Weighted                       Weighted
                                      Average                       Average
                                      Exercise                      Exercise
                         Shares        Price         Shares         Price
Outstanding,
  beginning of year     55,000       $  2.13         55,000        $  2.13
Granted                 38,300          6.05              -              -
Exercised/forfeited          -             -              -              -
Outstanding,            ______                       ______
  end of year           93,300        $ 3.74         55,000        $  2.13
Exercisable at          ______                       ______
  end of year           93,300                       55,000
Weighted-average fair
  value per
  Share of options
  granted during
  the year              $ 3.53                        $   -

At June 30, 1998, the options outstanding have exercise prices ranging from $2.13 to $6.88 and a weighted average remaining contractual life of 8 years. All but 55,000 shares are
exercisable at prices ranging from $5.75  to $6.88.   50,000
shares are exercisable at $2.13 and 5,000 shares at $2.19.


8. Earnings per Share

Effective December 31, 1997, the Company adopted FASB Statement No. 128, Earnings Per Share. The statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. As required by the statement, the Company has restated all per share information from prior years to conform to the statement.

The weighted-average number of shares of common stock used to compute the basic earnings per share were increased by 35,434 in 1998 and 29,700 in 1997 for the assumed exercise of the stock options and warrants (Note 7), in computing the diluted earnings per share data.

9.  Industry Segments and Significant Customers
Operating income is total revenue less operating expenses, excluding interest and general corporate expenses. The
Company did not have any sales between industry segments.
Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. The following table summarizes data by industry segment.

In Thousands                                1998                1997
Net Sales
  WNS                                    $ 1,978              $ 1,267
  WTS                                      2,383                2,079
  AFW                                      9,325                9,437
  WMS                                      2,099                1,683
                                         _______              _______
                                         $15,785              $14,466
Operating Income (Loss)
  WNS                                    $  (193)             $   (50)
  WTS                                       (165)                (156)
  AFW                                      1,957                1,905
  WMS                                        867                  540
    General Corporate Expenses           $(1,462)             $(1,282)
                                         _______              _______
Operating Income                         $ 1,004              $   957
Capital Expenditures
  WNS                                         28                    -
  WTS                                        142                   12
  AFW                                        208                  166
  WMS                                         39                   36
                                          ______               ______
                                          $  417               $  214
Depreciation and Amortization
  WNS                                          6                    5
  WTS                                         46                   31
  AFW                                        193                  168
  WMS                                         21                   21
                                          ______               ______
                                          $  266               $  225
Identifiable Assets
  WNS                                     $1,260               $  462
  WTS                                        781                  570
  AFW                                      2,625                2,686
  WMS                                        710                  631
  Corporate                                2,770                2,982
                                          $8,146               $7,331
Significant customers (sales > 10% of net sales)
  WTS
    No. of customers                           4                   10
    Sales to those customers              $1,703               $1,862
  AFW
    No of customers                            1                    1
    Sales to that customer                $2,140               $1,961
  WNS
    No. of customers                           3                    -
    Sales to those customers              $  761                    -

PART II  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.
                 NONE
PART III  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT

Other than information included in "Executive Officers of the Company" which is set forth as part of Part I hereof, the additional information required under this item is incorporated by reference to the Company's definitive Proxy
Statement for its 1998 Annual Meeting of Shareholders.

PART III  ITEM 10.  EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

PART III  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

PART III  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

PART IV  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     See Exhibit Index following the signature page of this report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of Fiscal Year 1998.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on September 25, 1998.

WATERS INSTRUMENTS, INC.

/s/ Jerry W. Grabowski

By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                           Title                            Date

/s/ Jerry W. Grabowski            President, Chief Executive
_____________________________     Officer (Principal Executive
Jerry W. Grabowski                Officer) and Director             9-25-98


/s/ Gregory J. Anshus             Chief Financial Officer
 ______________________________   (Principal Financial Officer)     9-25-98
Gregory J. Anshus


/s/ William R. Franta
_______________________________   Director                          9-25-98
William R. Franta


/s/ John A. Grimstad
_______________________________   Director and Secretary            9-25-98
John A. Grimstad


/s/ Charles G. Schiefelbein
________________________________  Director                          9-25-98
Charles G. Schiefelbein














CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-64937) and (No.
333-42415) of the Waters Instruments, Inc. 1995 Stock Option
Plan and 1997 Associates Stock Purchase Plan, respectively, of our report dated August 7, 1998, on the financial statements of Waters Instruments, Inc., which report, appears in the Annual Report on Form 10-KSB for the year ended June 30, 1998.







/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP




Rochester, Minnesota
September 25, 1998





























Exhibit Index for Form 10-KSB (for the Fiscal Year ended June 30, 1998)
                                                               Page Number
3.1  Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company's
     Annual Report on Form 10-K for the fiscal year ended
     January 31, 1989.                                             *

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

10.7 1997 Associates Stock Purchase Plan                           *

23.1 Independent Auditor's Consent                                 *

24.1 Power of Attorney.                                            *

27	Financial Data Schedule (filed in electronic formal only)    *
(1) Indicates a management compensatory plan.
*Incorporated by reference; SEC File No. 0-1388.
