Form 10KSB/A
period 1998-06-30
WATERS INSTRUMENTS INC
filed 1998-10-23
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM  10-KSB/A-1

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A-1. [X]

The net sales for the Company for the Fiscal Year ended
June 30, 1998 were $15,785,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1998 was $4,455,598. The number of shares outstanding of the Company's Common Stock on August 31, 1998 was 1,467,448.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 25, 1998.

Transitional Small Business Disclosure Format (Check One)
Yes  No [X]
PART IV  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

See Exhibit Index following the signature page of this report on Form 10-KSB/A-1.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of Fiscal Year 1998.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on October 22, 1998.


WATERS INSTRUMENTS, INC.


/s/ Jerry W. Grabowski
By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jerry W. Grabowski and Gregory J. Anshus as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual
Report on Form 10-KSB/A-1 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                                 Title
Date


/s/ Jerry W. Grabowski
Jerry W. Grabowski   President, Chief Executive Officer,
                     (Principal Executive Officer) and
                     Director                              10/22/98

/s/ Gregory J. Anshus
Gregory J. Anshus    Chief Financial Officer
                     (Principal Financial Officer)         10/22/98

/s/ William R. Franta
William R. Franta    Director                              10/22/98

/s/ John A. Grimstad
John A. Grimstad     Director and Secretary                10/22/98


/s/ Charles G. Schiefelbein
Charles G. Schiefelbein Director                           10/22/98

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

10.1 Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption "Compensation Plans" of the Company's definitive proxy statement for its 1989 Annual Meeting of Shareholders.(1)*

10.2  1985 Incentive Stock Option Plan and Form of Stock Option
      Agreement, incorporated by reference to Exhibit 10.4 to the
      Company's Annual Report on Form 10-K for the fiscal year
      ended January 31, 1985.                                        *

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

10.7  1997 Associates Stock Purchase Plan                           5

10.8  Amendment No. 1 to Waters Instruments, Inc.
      1995 Stock Option Plan                                        13

23.1  Independent Auditor's Consent                                 14

24.1  Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus,
      William R. Franta, John A. Grimstad and Charles G. Schiefelbein
      (included in the signature page of this Form 10-KSB/A-1.

[FN]
27**Financial Data Schedule (filed in electronic formal only)

(1) Indicates a management compensatory plan.
*Incorporated by reference; SEC File No. 0-1388.
**Previously filed with original Form 10-KSB for year ended December
31, 1997.