Form 10QSB
period 1998-09-30
WATERS INSTRUMENTS INC
filed 1998-11-16
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
SEPTEMBER 30, 1998
Commission file number 0-1388:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,467,448 shares outstanding as of
November 13, 1998.

Transitional Small Business Disclosure Format (check one) :
Yes _ _   No _X_

                                        PART I
                                  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  WATERS INSTRUMENTS, INC.
                                  Statement of Operations
                                  (Thousands, except
                                  per share data)
                                                  For The Three Months
                                                   Ended September 30,
                                                    1998         1997
                                                (Unaudited)  Unaudited)

NET SALES                                     $  4,462         $  4,000
COST OF GOODS
 SOLD                                            2,748            2,712
                                             _________         ________
   GROSS PROFIT                                  1,714            1,288

OPERATING EXPENSES
   Administrative                                  392              366
   Selling                                         561              519
   Research and Development                        120              114
                                             _________         ________
     Total Operating Expenses                    1,073              999

OPERATING INCOME                                   641              289

OTHER INCOME (EXPENSE)
   Net Interest Income (Expense)                    27               22
   Net Other Income (Expense)                       (2)               5
                                             _________         ________
INCOME  BEFORE INCOME TAX                          666              316

INCOME TAX PROVISION                               253              119
                                             _________         ________
NET INCOME                                    $    413         $    197

EARNINGS PER COMMON SHARE
BASIC                                         $   0.28         $   0.13
DILUTED                                       $   0.28         $   0.13
Weighted Average
  Number of Shares Outstanding - Basic       1,467,448        1,462,271

Weighted Average
  Number of Shares Outstanding - Diluted     1,495,928        1,497,159

See Notes to Financial Statements

PART I
                                   FINANCIAL INFORMATION
Item 1. Financial Statements
                                  WATERS INSTRUMENTS, INC.
                                      Balance Sheet
                                       (Thousands)
                                    September 30,           June 30,
                                             1998               1998
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       2,809      $       1,375
  Net Trade Receivables                     2,440              2,667
  Inventories                               1,633              2,015
  Prepaid Expenses                             79                 72
  Deferred Income Taxes                       200                200
                                    _____________       ____________
     Total Current Assets                   7,161              6,329

Fixed Assets
  Property, Plant & Equipment               5,411              5,373
  Less Accumulated Depreciation             3,732              3,621
                                    _____________        ___________
     Net Fixed Assets                       1,679              1,752

Other Assets                                    3                  3
Goodwill                                       58                 62
                                    _____________      _____________
     TOTAL ASSETS                   $       8,901      $       8,146

Current Liabilities
  Current Maturities of
    Long-term Debt                  $          10      $          11
  Accounts Payable                            881                898
  Accrued Salaries, Wages and
    Other Compensation                        587                456
  Product Warranties                          195                195
  Accrued Other Expenses                      316                 85
                                    _____________       ____________
     Total Current Liabilities              1,989              1,645

Long-term Debt, Less Current
  Maturities                                   34                 36
Deferred Income Taxes                          56                 56
                                    _____________       ____________
     TOTAL LIABILITIES                      2,079              1,737

Stockholders' Equity
  Common Stock                                147                147
  Additional Paid-in Capital                1,266              1,266
  Retained Earnings                         5,409              4,996
                                    _____________       ____________
     TOTAL STOCKHOLDERS' EQUITY             6,822              6,409
                                    _____________       ____________
TOTAL LIABILITIES & EQUITY          $       8,901      $       8,146

See Notes to Financial Statements

ITEM 1.  Financial Statements
                        WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                                  (Thousands)
                                                   For the Three Months
                                                    Ended September 30,
                                                     1998         1997
                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                   $   4,687  $   4,219
   Interest received                                     28         23
                                                  _________   ________
     Cash provided from operations                    4,715      4,242

   Cash paid to suppliers and employees               3,201      3,582
   Taxes paid                                            38        116
   Interest paid                                          1          1
                                                   ________    _______
     Cash disbursed from operations                   3,240      3,699
                                                   ________    _______
      Net cash provided by operations                 1,475        543
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                       (38)       (91)
                                                   ________     _______
   Net cash used for investing                          (38)       (91)
CASH FLOWS FROM FINANCING

   Reduction of Long-Term Debt                           (3)        (2)
                                                    _______      ______
     Net cash used for financing                         (3)        (2)
                                                    _______      ______
NET INCREASE IN CASH AND EQUIVALENTS                  1,434        450

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,375      1,632
CASH AND CASH EQUIVALENTS - END OF PERIOD         $   2,809  $   2,082
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                      $     413  $     197
  Depreciation and Amortization                         115        102
  Provisions For Losses On Accounts Receivable            3          3
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 224        219
    Inventories                                         382        (81)
    Prepaid Expenses and Deferred Income Taxes           (7)        18
    Accounts Payable and Accrued Expenses               345         85
                                                  _________  _________
NET CASH PROVIDED BY OPERATIONS                   $   1,475  $     543

See Notes to Financial Statements

                                   PART I
                          FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                         WATERS INSTRUMENTS, INC.
                         d/b/a Waters Corporation
                      Notes to Financial Statements
                           September 30, 1998

The financial statements have been prepared by Waters Corporation without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information presented is not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 1998 Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS95.

Inventories consisted of the following:
                      September 30, 1998            June 30, 1998

Raw Materials            $1,348,000                   $1,647,000
Work-In-Process             172,000                       97,000
Finished Goods              113,000                      171,000
                          ---------                   ----------
Total Inventories        $1,633,000                   $2,015,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on September 30, 1998 was $5,172,000, a 10% increase from the $4,684,000 amount on June 30, 1998.
The cash balance for the Company was $2,809,000 on September 30, 1998, compared to the cash balance of $1,375,000 on June 30, 1998.

                               PART I
                       FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

In December 1997, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1998. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.25% at September 30, 1998. The Company has not borrowed against the line of credit during Fiscal Year 1999 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Capital expenditures were $38,000 for the quarter ended September 30, 1998. The company estimates that capital expenditures for the three remaining quarters of the current Fiscal Year will approach $367,000 in total. Improvements to manufacturing equipment and information systems comprised the bulk of the capital expenditures. The company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.
Results of Operations
Net sales for the quarter ended September 30, 1998 were $4,462,000, an increase of 12% when comparing to the comparable quarter of the prior year.

Waters Medical Systems (WMS) had net sales of $642,000 for the quarter ended September 30, 1998, an increase of 38% over the comparable quarter of the prior year. The company anticipates higher revenues for Waters Medical Systems for the remainder of FY1999 over the prior year due to strong sales of the RM3 Renal Preservation Monitor. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. To the best of its knowledge, the Company believes the RM3 is the only perfusion device that is FDA 510(k) approved. The
Company believes the increased demand for the RM3 will more than offset potential slower demand for its oximetry products.

To heighten the awareness and establish quality standards for preserving organs, WMS is working with physicians, surgeons, scientists and preservation specialists to form an international society for organ preservation. The group intends to develop standards for qualifications, training and continuing education of the preservation of organs.

                                 PART I
                          FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

American FarmWorks' (AFW) net sales for the quarter ended September 30, 1998 were $2,533,000 compared to $2,522,000 during the same period of the prior year. To position American FarmWorks for future international sales growth, the Company is expanding distribution in Canada with its recent CSA approval and designing new 220-volt electric fencers required by most international markets. The Company believes Central and South America offer excellent potential for AFW sales expansion, where its wide range of high quality, lower-cost solar, battery and new 220-volt electric models will provide a differential advantage over competitive models. The Company expects the 220-volt fencers will be available for sale in the second quarter of Fiscal Year 1999.

AFW is targeting the equine market by manufacturing and marketing a fence system that directly meets their needs. The horse market is enjoying increased popularity with many urbanites using their discretionary income to purchase rural hobby farms and board horses. The Company believes electric fencing to be the safest and most cost-effective method to contain the horses.

Waters Technical Systems' (WTS) net sales were $609,000 for the quarter ending September 30, 1998, representing an increase of 21% over the previous year. The increase was primarily due to WTS' focus on providing turnkey operation services to new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities. WTS continues to focus heavily on improving the efficiency of its manufacturing processes and anticipates continued margin improvements. The Company believes continued margin improvement will result against the backdrop of an industry undergoing tremendous change and experiencing fundamental shifts in the market place.

Waters Network Systems' (WNS) net sales increased 33% to $678,000 for the first quarter ending September 30, 1998 compared to $508,000 the prior year. With its recent new product introductions, the Company believes it now offers the widest range of classroom LAN connectivity products available in the educational market. WNS expects higher sales for the remainder of FY1999 over the prior year due primarily to the expansion of regional sales offices and adding manufacturer representatives in select regions.

For the quarter ended September 30, 1998, gross profit, for the Company as a whole, improved to 38.4% of net sales, up from 32.2% reported for the comparable period of last year. The Company's focus on increased sales, introduction of new product technologies, cost reductions resulting from product innovations and continued improvements of key manufacturing metrics have contributed significantly to the improvements in gross margin.

                                 PART I
                          FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Operating expenses were $1,073,000 for the quarter ended September 30, 1998, representing an increase of $74,000 from the comparable figure of $999,000 for the prior year. The increased operating expenses resulted from the Company's efforts to fund future growth opportunities by investing in new technologies and service and market strategies, are believed to be critical to the long term success.

Net income for the Company for the quarter ended September 30, 1998 was a profit of $413,000, or $.28 per share, on revenues of $4,462,000. For the comparable quarter of the prior year, the Company had a profit of $197,000, or $0.13 per share, on revenues of $4,000,000.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 28,480 and 34,888 shares for the quarter ended September 30, 1998 and 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

At the turn of the century, time sensitive software using two digits may not identify the Year 2000 (Y2K), which could disrupt the ability to conduct business operations due to system failure and miscalculations. The
Company substantially completed an assessment for Y2K compliance during fiscal year 1998 and developed a plan intended to resolve all major issues by the end of 1999.

The plan consists of identifying those systems with which the Company has exposure to Y2K issues, development and implementation of action plans with the goal to be Y2K compliant, and the final testing of each major area of exposure to become materially compliant. The Company has identified three critical compliance areas: 1) financial and information system applications; 2) manufacturing applications; and 3) third-party relationships.

In accordance with the program, the Company has conducted an internal review of all systems and contacted its software suppliers. In the financial and information systems areas, the Company has replaced the core financial and reporting systems with programs it believes are Y2K compliant. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company has contacted most of the third parties, with who it has significant relationships, most of which state they intend to be Y2K compliant by the Year 2000. The Company will continue to monitor such relationships and the third party readiness throughout 1999.

As of September 30, 1998, the Company has incurred $11,598 in Y2K compliance costs and $2,448 in capital expenditures for new information systems. The Company estimates future expenditures to complete Y2K compliance to approximate $158,000.

                                    PART I
                              FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Specifically, these include statements relating to: (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competition and market conditions; (B) expected capital expenditures for the remainder of Fiscal Year 1999 and the resulting improvements in the Company's efficiency and management, which depend on the acquisition rational and deployment of Company assets; (C) the expected demand and increased revenue from the RM3 Renal Preservation
System which depend on RM3 market acceptance; (D) new product development and marketing and international sales expansion within AFW which depend on market acceptance and demand of the new 220-volt model, as well as market acceptance of its other products; (E) profitability improvements within WTS business unit, which depend on improved efficiencies and manufacturing processes; (F) increased revenues within the WNS unit, which depend on successful expansion of the Company's distribution and sales functions and the acceptance and demand of its new products within the K-12 educational market; and (G) the successful implementation of the Company's Year 2000 efforts, which depends on the accuracy of its assessment of the necessary remediation efforts and projected costs as well as the accuracy and reliability of assurances received from third parties.

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


WATERS INSTRUMENTS, INC.

By:  /S/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
November 16, 1998