Form 10QSB
period 1998-12-31
WATERS INSTRUMENTS INC
filed 1999-02-12
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
DECEMBER 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,471,279 shares outstanding as of February 12, 1999.

Transitional Small Business Disclosure Format (check one):
Yes  ___ No _X_

                              PART I
                       FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WATERS INSTRUMENTS, INC.
                       Statement of Operations
                        (Thousands, except
                          per share data)
                        For The Three Months       For The Six Months
                        Ended December 31,          Ended December 31,
                        1998             1997        1998         1997
                   (Unaudited)    (Unaudited)   (Unaudited) (Unaudited)

NET SALES               $2,986         $2,939        $7,448      $6,939
COST OF GOODS SOLD       2,064          1,968         4,812       4,680
GROSS PROFIT               922            971         2,636       2,259

OPERATING EXPENSES
  Administrative           378            369           770         735
  Selling                  514            439         1,075         958
  Research and
    Development            128            122           248         236
Total Operating Expenses 1,020            930         2,093       1,929
OPERATING INCOME (LOSS)    (98)            41           543         330

OTHER INCOME (EXPENSE)
  Net Interest
    Income (Expense)        35             25            62          47
      Net Other Income
        (Expense)           (3)            (1)           (5)          4
INCOME (LOSS) BEFORE
   INCOME TAX              (66)            65           600         381

INCOME TAX PROVISION
  (BENEFIT)                (25)            25           229         144
NET INCOME (LOSS)          (41)            40           371         237
EARNINGS (LOSS) PER
  COMMON SHARE - Basic
  and Diluted           $(0.03)       $  0.03       $  0.25     $  0.16

Weighted Average
  Number of Shares
   Outstanding
   - Basic           1,467,448      1,462,271     1,467,448   1,462,271

Weighted Average
  Number of Shares
  Outstanding
  - Diluted          1,504,514      1,504,646     1,501,978   1,501,879

See Notes to Financial Statements

                      PART I
                      FINANCIAL INFORMATION
Item 1. Financial Statements

                      WATERS INSTRUMENTS, INC.
                             Balance Sheet
                              (Thousands)
                                      December 31,         June 30,
                                          1998               1998
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       3,001      $       1,375
  Net Trade Receivables                     1,805              2,667
  Inventories                               1,785              2,015
  Prepaid Expenses                            102                 72
  Deferred Income Taxes                       200                200
     Total Current Assets                   6,893              6,329

Fixed Assets
  Property, Plant & Equipment               5,464              5,373
  Less Accumulated Depreciation             3,843              3,621
     Net Fixed Assets                       1,621              1,752

Other Assets                                    3                  3
Goodwill                                       54                 62
     TOTAL ASSETS                   $       8,571      $       8,146

Current Liabilities
  Current Maturities of
    Long-term Debt                  $          11      $          11
  Accounts Payable                            946                898
  Accrued Salaries, Wages and
    Other Compensation                        437                456
  Product Warranties                          195                195
  Accrued Other Expenses                      155                 85
     Total Current Liabilities              1,744              1,645

Long-term Debt, Less Current
  Maturities                                   30                 36
Deferred Income Taxes                          56                 56
     TOTAL LIABILITIES                      1,830              1,737

Stockholders' Equity
  Common Stock                                147                147
  Additional Paid-in Capital                1,285              1,266
  Retained Earnings                         5,309              4,996
     TOTAL STOCKHOLDERS' EQUITY             6,741              6,409
TOTAL LIABILITIES & EQUITY          $       8,571      $       8,146

See Notes to Financial Statements

ITEM 1.  Financial Statements

                        WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                                  (Thousands)
                                                    For the Six Months
                                                     Ended December 31,
                                                   1998         1997
                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                 $     8,304  $   7,541
   Interest received                                     65         50
     Cash provided from operations                    8,369      7,591

   Cash paid to suppliers and employees               6,410      6,578
   Taxes paid                                           194        277
   Interest paid                                          3          3
     Cash disbursed from operations                   6,607      6,858
      Net cash provided by operations                 1,762        733
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                       (91)      (276)
   Net cash used for investing                          (91)      (276)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                    19         21
   Reduction of Long-Term Debt                           (6)        13
     Net cash used for financing                        (45)       (24)
NET INCREASE IN CASH AND EQUIVALENTS                  1,626        433

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,375      1,632
CASH AND CASH EQUIVALENTS - END OF PERIOD       $     3,001  $   2,065
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                    $       371  $     237
  Depreciation and Amortization                         230        214
  Provisions For Losses On Accounts Receivable            6          6
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 856        602
    Inventories                                         230       (176)
    Prepaid Expenses and Deferred Income Taxes          (30)       (73)
    Accounts Payable and Accrued Expenses                99        (77)
NET CASH PROVIDED BY OPERATIONS                 $     1,762  $     733

See Notes to Financial Statements

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
d/b/a Waters Corporation
Notes to Financial Statements
December 31, 1998

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

Inventories consisted of the following:
                         December 31, 1998      June 30, 1998

Raw Materials                $1,626,000           $1,647,000
Work-In-Process                  60,000              197,000
Finished Goods                   99,000              171,000
Total Inventories            $1,785,000           $2,015,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on December 31, 1998 was $5,149,000, a 10% increase from the $4,684,000 amount on June 30, 1998. The cash balance for the Company was $3,001,000 on December 31, 1998, compared to a cash balance of $1,375,000 on June 30, 1998.

PART I
FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

In December 1998, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1999. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 7.75% at December 31, 1998. The
Company has not borrowed against the line of credit during Fiscal Year 1999 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Capital expenditures of $53,000 and $91,000 for the quarter and six-month period ended December 31, 1998, respectively, were used to purchase manufacturing equipment and Y2K compliant information systems. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. Capital expenditures for the remaining two quarters of the current Fiscal Year are estimated at $200,000.

On October 22, 1998, at a regularly scheduled meeting of the Company's Board of Directors, the Board approved a cash dividend. A dividend of $.04 per share of the Company's common stock was paid on December 11, 1998 to shareholders of record on November 13, 1998, which resulted in an aggregate cash payment of approximately $58,000.

Results of Operations
Net sales for the quarter and six-month period ended December 31, 1998 were $2,986,000 and $7,448,000, respectively. This represents an increase of 2% for the quarter and an increase of 7% for the six months ended December 31, 1998 as compared to the prior year.

Waters Medical Systems' (WMS) net sales for the quarter and six-month period ended December 31, 1998 were $495,000 and $1,137,000, respectively. This represents a decrease of 29% for the quarter and a decrease of 2% for the six months ended
December 31, 1997 as compared to the prior year. The Company believes this is the result of timing by its customers' in their capital budget ordering cycles as well as softness in Oxicom demand in the cardiac market.

PART I
FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. The Company is working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs. The Company believes heightened public awareness regarding the benefits of pulsatile preservation, along with clinical outcomes recognized by educational and research foundations, will result in an increased demand for its RM3.

Net sales for American FarmWorks (AFW) for the quarter and six-month period ended December 31, 1998 were $1,442,000 and $3,974,000, respectively. This represents an increase of 3% for the quarter and 1% for the six-month period ended December 31, 1998 as compared to the prior year. The Company recently partnered with Quality Stores, one of the largest U.S. agricultural retail chains, as Quality's sole source supplier of electric fence controllers.

The Company continues to position American FarmWorks for future international sales growth by expanding distribution into Canada with its recent CSA approval and launch of 240-volt electric fencers required by most international markets. The Company believes Central and South America offer excellent potential for AFW sales expansion because American FarmWorks' wide range of high quality, lower-cost solar, battery and new 240-volt electric models provide a differential advantage over competitive models. Shipments of the 240-volt electric fencers began in November 1998 to satisfy existing customer orders.

AFW is targeting the equine market by manufacturing and marketing a fencer and fence system that directly meets their needs. The horse market is enjoying increased popularity with many urbanites using their discretionary income to purchase hobby farms or board horses. The Company believes electric fencing to be the safest and most cost-effective method to contain horses. The Company's largest customer, Tractor Supply Company (TSC), has placed stocking orders for AFW's John Lyons Signature Series equine fencers for shipment to all their stores in the third quarter of fiscal year 1999.

Waters Technical Systems' (WTS) net sales decreased 1% to
$571,000 for the second quarter and increased 9% to $1,180,000 for the six-month period ended December 31, 1998. WTS continues to focus on providing turnkey operation services to new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities. The Company believes that increased sales and margin improvement can be achieved by providing turnkey operation services and continuing to focus on improving the efficiency of its manufacturing processes. WTS has established a partnership with Winnebago, a leading motor home manufacturer, to provide harness assemblies.
Shipments are expected to start in the third quarter of fiscal year
1999.

PART I
FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Waters Network Systems' (WNS) net sales for the quarter and six-month period ending December 31, 1998 were $478,000 and $1,157,000, respectively. This represents an increase of 82% for the quarter and 50% for the six months ended December 31, 1998 when compared to the prior year. WNS expects higher sales for the remainder of FY1999 over the prior year due primarily to the expansion of distribution, regional sales offices, and new products that specifically address the growing needs of the K-12 educational market. The Company anticipates these investments will result in stronger sales growth in the future.

For the quarter ended December 31, 1998, gross profit for the Company declined to 30.9% of net sales, down from 33.0% reported for the comparable period of last year. Gross profit for the six-month period ended December 31, 1998 was 35.4% of net sales compared to 32.6% for the comparable period of the prior year. The Company believes lower oximetry sales in medical products business unit contributed to the second quarter decline. The RM3 renal preservation device is anticipated to more than offset the softening in demand for its oximetry products in the future.

Operating expenses were $1,020,000 for the quarter and $2,093,000 for the six-month period ended December 31, 1998, representing an increase of $90,000 and $164,000 when compared to the prior year. The increased operating expenses resulted primarily from the Company's efforts to fund future growth opportunities by pursuing strategic partnerships, aggressively marketing new products and laying the groundwork for launching global distribution channels.

Net income for the Company for the quarter ended December 31, 1998 was a loss of ($41,000), or ($.03) per share, on revenues of $2,986,000. For the comparable quarter of the prior year, the Company had a profit of $40,000, or $0.03 per share, on revenues of $2,939,000. The loss was primarily attributed to the softness in Oxicom demand in the cardiac market of the Company's medical business unit.

Net income for the Company's six-month period ended December
31, 1998 was a profit of $371,000, or $.25 per share, on revenues of $7,448,000. For the comparable six-month period of the prior year, the Company had a net income of $237,000, or $.16 per share, on revenues of $6,939,000.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 37,066 and 42,375 shares for the quarters ended December 31, 1998 and 1997, respectively, and 34,530 and 39,608 shares for the six months ended December 31, 1998 and 1997, respectively, which results from the assumed exercise of the employee stock options in computing the diluted per-share data.

PART I
FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Year 2000
At the turn of the century, time sensitive software using two digits may not identify the Year 2000 (Y2K), which could disrupt the ability to conduct business operations due to system failure and miscalculations. The Company substantially completed an assessment for Y2K compliance during fiscal year 1998 and developed a plan intended to resolve all major issues by the end of calendar year 1999.

The plan consists of identifying those systems with which the Company has exposure to Y2K issues, developing and implementing action plans focused on Y2K compliance, and the final testing of each major area of exposure to become materially compliant. The Company has identified three critical compliance areas: 1) financial and information system applications; 2) manufacturing applications; and 3) third-party relationships.

In accordance with the program, the Company has conducted an internal review of all systems and contacted its software suppliers. In the financial and information systems area, the Company has replaced its core financial and reporting systems with programs it believes are Y2K compliant. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company has contacted most of the third parties, with which it has significant relationships, most, of which state they intend to be Y2K compliant by the Year 2000. The Company will continue to monitor such relationships and the third party readiness throughout 1999.

Based on the final testing results of each major area, the Company intends to resolve all remaining material exposures with a contingency plan addressing such issues prior to calendar year-end 1999.

As of December 31, 1998, the Company has incurred $14,695 in
Y2K compliance costs and $56,232 in capital expenditures for new information systems. The Company estimates future expenditures of approximately $102,000 to complete Y2K compliance.

PART I
FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Particularly, those statements relating to (i) improved efficiency and management of the Company as a result of capital expenditures in the first half of fiscal year 1999, depend on the effectiveness of such equipment and the basis for deployment; (ii) increased demand for the RM3 Renal Preservation System which depends on the Company's ability to increase public awareness of its benefits as well as general market and competitive conditions;
(iii) expected increases in sales for the remainder of fiscal year 1999 for WNS depends on the effectiveness of the recently expanded distribution and regional sales offices and the demand for new products designed to meet the needs of the K-12 educational market, as well as general market and competitive condition; and (iv) Year 2000 compliance, which depend on the accuracy and reliability of the Company's testing procedures as well as the assurances of third parties.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
Holders

On October 22, 1998, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,007,004 or 68.6% of the issued and outstanding shares (1,467,448). For matters brought to vote before the Shareholders, the Company's Bylaws require the affirmative vote of the greater of: (1) a majority of the voting power of the shares represented in person or by proxy at the Annual Meeting with authority to vote on such matters (50.01%);
or (2) a majority of the voting power of the minimum number of shares that would constitute a quorum for the transaction of business at the Annual Meeting (33-1/3%).

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security
Holders (continued)

All directors are elected annually at the Annual Meeting of
Shareholders.  The following people were elected to serve as directors of the Company for the ensuing year:
Name.               Age.   Position with the Company     Year in Which
                           and Principal Occupation.     First Became a
                                                         Director
William R. Franta.   56  Director.  Business
                         Development & Technology
                         Consultant in Minneapolis,
                         Minnesota.                          1997

Jerry W. Grabowski   46  President, Chief Executive
                         Officer and Director of the
                         Company.                            1993

John A. Grimstad     48  Secretary and General Counsel
                         of the Company.  Vice President
                         of Fredrikson & Byron, P. A. in
                         Minneapolis, Minnesota.             1996

Charles G.
  Schiefelbein.      59  Director.  President of Capital
                         Growth Services of Minneapolis,
                         Minnesota.                          1986

Submitted for vote at the meeting were the following two proposals:

1)	To establish the number of Directors at four.
Proxies voted for the resolution totaled 1,002,958 shares or 99.6% of the 1,007,004 shares represented in person or by proxy at the Annual Meeting. Proxies voting against proposal No. 1 were 2,510 or .25%; and shares abstaining were 1,536 or .15% of the 1,007,004 shares represented in person or by proxy at the Annual Meeting. There were no shares represented by broker non-votes.

2)	Slate of Directors
Proxies voted for each of the Directors nominated were 1,005,929 shares or 99.89% of the 1,007,004 shares represented in person or by proxy at the Annual Meeting. Proxies withholding authority were 1,075 or .10% of the 1,007,004 shares represented in person or by proxy at the Annual Meeting.

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

February 12, 1999