Form 10QSB
period 1999-03-31
WATERS INSTRUMENTS INC
filed 1999-05-14
CIK 104987

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
              Washington, DC 20549
                  FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                 MARCH 31, 1999
           Commission file number 0-1388:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value - 1,471,279 shares outstanding as of May 14,
1999

Transitional Small Business Disclosure Format (check one) :
                      Yes ___   No X


                                     PART I
                                  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  WATERS INSTRUMENTS, INC.
                                  Statement of Operations
                                  (Thousands, except
                                  per share data)
                   For The       For The       For The      For The
                 Three Months   Three Months  Nine Months  Nine Months
                    Ended         Ended         Ended        Ended
                  March 31,     March 31,     March 31,     March 31,
                      1999         1998         1999           1998
                (Unaudited)     (Unaudited)  (Unaudited)    (Unaudited)

NET SALES         $  4,342        $   3,944  $  11,790        $  10,883
COST OF GOODS
 SOLD                2,722            2,628      7,534            7,309
   GROSS PROFIT      1,620            1,316      4,256            3,574

OPERATING EXPENSES
   Administrative      421              320      1,191            1,057
   Selling             683              595      1,758            1,552
   Research and
    Development        112              140        360              375
     Total Operating
       Expenses      1,216            1,055      3,309            2,984
OPERATING INCOME       404              261        947              590

OTHER INCOME (EXPENSE)
   Net Interest
     Income (Expense)   33               21         95               67
   Net Other Income
     (Expense)          (4)               1        (10)               6
INCOME  BEFORE
   INCOME TAX          433              283      1,032              663

INCOME TAX PROVISION   164              107        392              251
NET INCOME         $   269          $   176    $   640          $   412

EARNINGS PER COMMON SHARE
BASIC              $  0.18          $  0.12    $  0.44          $  0.28
DILUTED            $  0.18          $  0.12    $  0.43          $  0.27

Weighted Average
  Number of
   Shares
   Outstanding
   - Basic       1,471,279        1,467,448  1,468,706        1,463,971

Weighted Average
  Number of
  Shares
  Outstanding
  - Diluted      1,501,372        1,502,046  1,499,309        1,498,858

See Notes to Financial Statements

PART I
                                   FINANCIAL INFORMATION
Item 1. Financial Statements
                                  WATERS INSTRUMENTS, INC.
                                      Balance Sheet
                                       (Thousands)
                                        March 31,           June 30,
                                            1999                1998
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       3,202      $       1,375
  Net Trade Receivables                     2,264              2,667
  Inventories                               2,027              2,015
  Prepaid Expenses                             80                 72
  Deferred Income Taxes                       200                200
     Total Current Assets                   7,773              6,329

Fixed Assets
  Property, Plant & Equipment               5,508              5,373
  Less Accumulated Depreciation             3,954              3,621
     Net Fixed Assets                       1,554              1,752

Other Assets                                    3                  3
Goodwill                                       49                 62
     TOTAL ASSETS                   $       9,379      $       8,146

Current Liabilities
  Current Maturities of
    Long-term Debt                  $          35      $          11
  Accounts Payable                          1,371                898
  Accrued Salaries, Wages and
    Other Compensation                        434                456
  Product Warranties                          204                195
  Accrued Other Expenses                      268                 85
     Total Current Liabilities              2,312              1,645
Long-term Debt, Less Current
  Maturities                                    3                 36
Deferred Income Taxes                          56                 56
     TOTAL LIABILITIES                      2,371              1,737

Stockholders' Equity
  Common Stock                                147                147
  Additional Paid-in Capital                1,285              1,266
  Retained Earnings                         5,576              4,996
     TOTAL STOCKHOLDERS' EQUITY             7,008              6,409
TOTAL LIABILITIES & EQUITY          $       9,379      $       8,146

See Notes to Financial Statements

ITEM 1.  Financial Statements
                        WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                                  (Thousands)
                                                 For the      For the
                                                Nine Months  Nine Months
                                                   Ended        Ended
                                                 March 31,   March 31,
                                                   1999        1998
                                               (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                   $  12,184  $  11,015
   Interest received                                     99         72
     Cash provided from operations                   12,283     11,087

   Cash paid to suppliers and employees               9,987     10,240
   Taxes paid                                           282        360
   Interest paid                                          4          6
     Cash disbursed from operations                  10,273     10,606
      Net cash provided by operations                 2,010        481
CASH FLOWS FROM INVESTING
   Net aquisition of fixed assets                      (135)      (576)
   Net cash used for investing                         (135)      (576)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                    19         21
   Reduction of Long-Term Debt                           (9)        11
     Net cash used for financing                        (48)       (26)
NET INCREASE IN CASH AND EQUIVALENTS                  1,827       (121)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,375      1,632
CASH AND CASH EQUIVALENTS - END OF PERIOD         $   3,202  $   1,511
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                      $     640  $     412
  Depreciation and Amortization                         346        325
  Provisions For Losses On Accounts Receivable           17          9
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 386        132
    Inventories                                         (12)      (524)
    Prepaid Expenses and Deferred Income Taxes           (8)        58
    Accounts Payable and Accrued Expenses               641         69
NET CASH PROVIDED BY OPERATIONS                   $   2,010  $     481

See Notes to Financial Statements

                                       PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                             WATERS INSTRUMENTS, INC.
                             d/b/a Waters Corporation
                           Notes to Financial Statements
                                 March 31, 1999

The financial statements have been prepared by Waters Corporation without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and
regulations.   These condensed financial statements should be read in
conjunction with the financial statements and the accompanying notes included in the Company's 1998 Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS95.


Inventories consisted of the following:
                     March 31, 1999          June 30, 1998

Raw Materials            $1,660,000             $1,647,000
Work-In-Process             198,000                197,000
Finished Goods              169,000                171,000
Total Inventories        $2,027,000              $2,015,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on March 31, 1999 was $5,461,000, a 17% increase from the $4,684,000 amount on June 30, 1998. The cash balance for the Company was $3,202,000 on March 31, 1999, compared to a cash balance of $1,375,000 on June 30, 1998.

                                     PART I
                             FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In December 1998, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1999. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate. The prime rate was 7.75% at March 31, 1999.
The Company has not borrowed against the line of credit during Fiscal Year 1999 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank's line of credit.

Capital expenditures of $45,000 and $135,000 for the quarter and nine-month periods ended March 31, 1999, respectively, were used to purchase manufacturing equipment and Y2K compliant information systems. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. Capital expenditures for the remaining quarter of the current Fiscal Year are estimated at $100,000.

Results of Operations
Net sales for the quarter and nine-month period ended March 31, 1999 were $4,342,000 and $11,790,000, respectively. This represents an increase of 10% for the quarter and 8% for the nine months ended March 31, 1999 as compared to the prior year.

Waters Medical Systems' (WMS) net sales for the quarter and nine-month period ended March 31, 1999 were $560,000 and $1,697,000, respectively. This represents an increase of 16% for the quarter and 3% for the nine months ended March 31, 1999, as compared to the prior year. Increased demand for the Company's oximetry and RM3 renal preservation products were the primary factors for Waters Medical Systems' higher revenues for the quarter ended March 31, 1999 as compared to the prior year.

Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. As a result, the Company is actively working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs. The Company believes that heightened public awareness regarding the results of clinical research on the benefits of pulsatile preservation will result in increased demand for its RM3.

                                       PART I
                                FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

Net sales for American FarmWorks (AFW) for the quarter and nine-month period ended March 31, 1999 were $2,694,000 and $6,669,000 respectively. This represents an increase of 9% for the quarter and 4% for the nine-month period ended March 31, 1999, as compared to the prior year. The Company believes that AFW's sales and market share will increase as a result of the U.S. agricultural retail industry consolidation, the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and AFW's best-in-class quality and on-time delivery performance.

The Company continues to position American FarmWorks for future international sales growth. With its recent CSA approval, distribution has recently been expanded into Canada. The Company believes Central and South America offers excellent potential for AFW sales expansion, as AFW has a differential advantage over competitors with its wide range of high quality, lower-cost solar, battery and new 240-volt electric fence controllers. Shipments of the 240-volt electric fencers began in November 1998 to satisfy existing customer orders.

AFW is directly targeting the equine market by manufacturing and marketing a fencer and fence system that directly meets the unique needs of horse owners. The horse market is enjoying increased popularity with many urbanites using their discretionary income to purchase hobby farms or board horses.
The Company believes electric fencing to be the safest and most cost-effective method to contain horses.
The Company's largest customer, Tractor Supply Company, has placed stocking orders for AFW's John Lyons Signature Series equine fencers. Shipments of the John Lyons Signature Series equine fencers began in January 1999.

The Company has received a patent on a revolutionary concept for electric fence controllers. This unique state-of-the-art technology provides improved benefits over traditional continuous current technology by offering lower costs, eliminating the need for a separate grounding system and qualifying for UL listing.

Waters Technical Systems' (WTS) net sales increased 8% to $814,000 for the third quarter and increased 8% to $1,993,000 for the nine-month period ended March 31, 1999 as compared to the prior year. WTS continues to focus on providing turnkey operation services to new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities. The Company believes that increased sales and margin improvement can be achieved by providing turnkey operation services as well as continuing to focus on improving the efficiency of its manufacturing processes.

                                  PART I
                           FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

WTS recently established a partnership with Winnebago, a leading world class motor home manufacturer, to provide harness assemblies. Shipments began in the third quarter and are expected to ramp up during the fourth quarter of Fiscal Year 1999.

Waters Network Systems' (WNS) net sales for the quarter ending March 31, 1999 were $274,000 compared to $231,000 for the same period of the prior year. For the nine months ended March 31, 1999, net sales increased 43% to $1,431,000 when compared to the prior year.
WNS expects higher sales for the remainder of FY1999 over the prior year due primarily to the expansion of distribution, regional sales offices, and new products that specifically address the growing needs of the K-12 educational market.
The Company anticipates these investments will result in stronger sales growth in the future.

The gross profit for Waters Corporation improved to 37.3% of net sales for the quarter ended March 31, 1999, up from 33.4% reported for the prior year's comparable period. Gross profit for the nine-month period ended
March 31, 1999 was 36.1% of net sales compared to 32.8% for the comparable period of the prior year. The Company's increased sales in all four-business units and continued improvements of key manufacturing metrics have contributed significantly to the improvements in gross margin.

Operating expenses were $1,216,000 for the quarter and $3,309,000 for the nine-month period ended March 31, 1999, representing an increase of $161,000 and $325,000, respectively, when compared to comparable periods for the prior year.
The increased operating expenses resulted from the Company's efforts to fund future growth opportunities by pursuing strategic partnerships, aggressively marketing new products and laying the groundwork for launching global distribution channels.

Net income for the Company for the quarter ended March 31, 1999 was a profit of $269,000, or $.18 per share, on revenues of $4,342,000.
For the comparable quarter of the prior year, the Company had a profit of $176,000, or $0.12 per share, on revenues of $3,944,000.

Net income for the nine-month period ended March 31, 1999 was a profit of $640,000, or $.44 per share, on revenues of $11,790,000. For the comparable nine-month period of the prior year, the Company had a net income of $412,000, or $.28 per share, on revenues of $10,883,000.

                                      PART I
                              FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

The weighted-average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per-share data.
The basic earnings per share was increased by 30,093 and 34,598 shares for the quarters ended March 31, 1999 and 1998, respectively, and 30,603 and 34,887 shares for the nine months ended March 31, 1999 and 1998, respectively.

Year 2000
At the turn of the century, time sensitive software using two digits may not identify the Year 2000 (Y2K), which could disrupt the ability to conduct business operations due to system failure and miscalculations. The Company completed an extensive assessment for Y2K compliance during fiscal year 1998 and developed a plan intended to resolve all major issues by the end of calendar year 1999.

The plan consists of identifying those systems with which the Company has exposure to Y2K issues, developing and implementing action plans focused on Y2K compliance, and final testing of each major area of exposure to become materially compliant. The Company has identified three critical compliance areas: 1) financial and information system applications, 2) manufacturing applications, and 3) third-party relationships.

In accordance with the program, the Company has conducted an internal review of its systems and contacted its software suppliers. The Company has replaced its core financial and information systems with software programs it believes are Y2K compliant. In the manufacturing area, the Company has identified areas of exposure. The Company has contacted its significant third party relationships, with most having stated they intend to be Y2K compliant by the Year 2000. The Company will continue to monitor such relationships and the third party readiness throughout 1999.

Based on the final testing results of each major area, the Company intends to resolve all remaining material exposures with a contingency plan addressing such issues prior to calendar year-end 1999.

During the nine months ended March 31, 1999, the Company has incurred $22,000 in Y2K compliance costs and $59,000 in capital expenditures for new information systems. The Company estimates future expenditures of approximately $92,000 to complete Y2K compliance.

                                    PART I
                             FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Particularly, those statements relating to:
(i) the expected revenue from the RM3 Renal Preservation System, uncertainties in new product development, marketing and international sales expansion within AFW, and (ii) expected growth from two new accounts as well as improved manufacturing efficiencies within WTS are subject to the risks of product acceptance and product demand, fluctuations in the price of raw materials, competition, success in obtaining manufacturing efficiencies, and facilities utilization. The higher sales expectancy for WNS depends on: general market conditions; competitive conditions; the effectiveness of the expanded distribution and regional sales offices; and development and market acceptance of its new products. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ.

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


                                     WATERS INSTRUMENTS, INC.




                                     By:  /S/ Jerry W. Grabowski
                                         Jerry W. Grabowski
                                         President and Chief Executive Officer
May 14, 1999