Form 10KSB
period 1999-06-30
WATERS INSTRUMENTS INC
filed 1999-09-29
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 1999
Commission file number 0-1388

WATERS INSTRUMENTS, INC.
(d/b/a Waters Corporation)

State of Incorporation:  Minnesota
IRS Employer Identification No. 41-0832194

2411 Seventh Street, NW.
Rochester, Minnesota  55901
(507) 288-7777

 Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 Par Value Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The net sales for the Company for the Fiscal Year ended June 30, 1999 were $17,585,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1999 was $5,936,843. The number of shares outstanding of the Company's Common Stock on August 31, 1999 was 1,471,279.

 DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange
Commission on or before October 28, 1999.

Transitional Small Business Disclosure Format (Check One) Yes __   No X

PART I  ITEM 1. BUSINESS

(a) Business Development

A Minnesota corporation since 1960, Waters Instruments, Inc. (d/b/a Waters Corporation) is a customer-focused, market-driven provider of value-added technology solutions. During Fiscal Year 1999, sales were conducted through four principal business units:
Farm Products {d/b/a American FarmWorks (AFW)}; Medical Products {d/b/a Waters Medical Systems (WMS)}; Electrical Products {d/b/a Waters Technical Systems (WTS)}; and Network Connectivity Products {d/b/a Waters Network Systems (WNS)}.

(b) Business of Issuer
(1) American FarmWorks

American FarmWorks manufactures and sells electric fence controllers used for livestock, predator, and pet containment. The Company considers itself the largest of the four major suppliers of such controllers in the United States. Fence controllers convert both AC and DC power into low-current, high-voltage impulses on a wire fence producing a stinging, but safe shock.

American FarmWorks' sales arise primarily through major farm equipment and hardware distributors, suppliers and retailers. During Fiscal Year 1999, sales to AFW's top three customers accounted for approximately 41.8% of AFW's total sales or 24.2% of the Company's total sales.

American FarmWorks sells to distribution channels through independent representatives. Sales by AFW in Fiscal Year 1999 were 57.9% of the Company's total sales compared to 59.1% in Fiscal Year 1998.

There were no significant sales from AFW made to governmental agencies; likewise, there are no contracts subject to renegotiation. Raw materials used in the production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers; however, the Company received a patent in fiscal 1999 on a direct discharge design that it believes offers significant advantages over traditional electric fence technologies. The new products using the direct discharge technology will be released in the first quarter of Fiscal Year 2000.

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

Waters Medical Systems manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. The RM3 Renal Preservation Monitor, a two-part kidney preservation system, was developed by WMS to preserve kidneys for transplant while significantly improving post-surgical patient outcomes. With a vast medical equipment industry, WMS focuses on being the dominant supplier in specific market niches. Sales by WMS in both Fiscal Year 1998 and 1999 represented 13.3% of the Company's total sales.

Sales of WMS' products are made to a large number of customers in the health care field primarily through the use of independent representatives. WMS' top five customers contributed 24.1% of the business unit's total sales in Fiscal Year 1999.

No significant sales of WMS products are made to the United States Government and no contracts are subject to renegotiation. Although this business unit does not require large working capital funds, accounts receivable can approach two month's sales due to the slow reimbursement practices of third-party insurers and administrators. Raw materials necessary in the manufacture of this business unit's products are generally available from a number of suppliers.

The Company holds several patents relating to its current and new medical product lines. The significance of the patents pending on new products is yet to be determined. Waters Medical Systems' business experiences no seasonal sales variations.

The products of Waters Medical Systems are subject to governmental regulation by the FDA under the Federal Food and Drug and Cosmetic Act (the "FDCA"). Before either a Class I or Class II device may be marketed, Section 510(k) of the FDCA requires that the manufacturer submit to the FDA, at least 90 days before marketing begins, a premarket notification of its intent to market the device. If the FDA accepts the sufficiency of the premarket notification, the device may then be marketed. All of WMS' current products are FDA approved.

The FDA classifies medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. At present, all of WMS' products are Class II devices, which are subject to performance standards in addition to general controls, and have appropriate FDA marketing approvals. Any new versions of the present product offerings or future new products will require the lengthy process of obtaining FDA approval.

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

Waters Technical Systems provides contract manufacturing of electromechanical assemblies, wiring harnesses and cable assemblies for a variety of technology markets. The industry in which the business unit operates is marked by a large number of relatively small suppliers operating predominantly on a regional basis. The Company believes Waters Technical Systems competes effectively within its regional area.

In an industry that traditionally provides low margins, WTS was able to double its gross margins in Fiscal Year 1999 through cost-containment efforts and engineering and manufacturing investments. At the same time, sales increased by 12.0% through the focus and development of larger customer accounts. Sales by WTS in Fiscal Year 1999 represented 15.2% of the Company's total sales compared to 15.1% in Fiscal Year 1998.

WTS sells primarily direct through an internal sales team to OEMs. In Fiscal Year 1999, WTS served a relatively small number of customers, with ten customers representing about 93.1% of the business unit's sales. Several key customers, including Winnebago Industries, signed long-term agreements with WTS.

As a turnkey operation, this business unit is often required to order significant inventories of raw materials to provide adequate lead-time for meeting customer delivery requirements. Raw materials necessary to this unit's business are generally available from a number of suppliers. Patents and proprietary rights are of no significance to WTS' business.
(4) Waters Network Systems

Waters Network Systems manufactures and markets a wide range of connectivity products for Ethernet and Token-Ring local area networks (LANs). The products provide the ability to connect computers and peripherals to a network within school or business buildings. While the industry for network products is competitive and covers a wide range of applications, WNS primarily focuses on the educational segment to provide classroom solutions not being met by other manufacturers.

During Fiscal Year 1999, Waters Network Systems continued to expand its product line to include a wide range of Ethernet, Fast Ethernet and dual-speed hubs, switches and media converters for both copper and fiber LANs. These products provide the flexibility to increase the speed or capacity of current networks as well as to easily manage LANs. The Company believes WNS offers the widest range of classroom hubs and switches in the industry.

The LAN products are sold primarily through dealers that resell the products as well as provide network cabling installations. Less than 18% of the WNS total sales are purchased directly by school districts or local Boards of Education. The sales cycle in education is long, frequently taking a year from having the products specified to the actual installation. Many of the dealers currently have been awarded the bids for specific school districts, with the installation to occur in Fiscal Year 2000.

Sales by WNS in Fiscal Year 1999 increased 20.8% over the prior year, representing 13.6% of the Company's total sales compared to 12.5% in Fiscal Year 1998. The educational market for LAN installations is seasonal, with sales peaking during the summer months when school is out of session.

The demand for network products exists in all new schools being built as well as for retrofitting and upgrading technology in most existing schools. While grants and bond issues fund the majority of networks, over 30,000 school districts and libraries have applied for supplementary funding through the Federal Communications Commission's (FCC) E-rate program. Favoring the rural low-income school districts, funding of the E-rate program will continue to have a strong impact on the timing of sales for network products. In the 1999/2000 school year, the FCC will fund $2.25 billion of the $2.44 billion requested by schools and libraries through the E-rate program for internal connections (wide and local area networks) and telecommunications services/Internet access. The Company believes that WNS will realize increased sales growth resulting from the $1.5 billion being requested for internal connections through E-rate funding.
5) Information as to Company's Business as a Whole

During Fiscal Years 1999 and 1998, the Company expended $526,000 and $538,000 for research and development activities, respectively.

The Company had a total of 146 employees as of June 30, 1999, of which 117 were regular full-time employees. This compares to a total of 135 employees as of June 30, 1998, of which 116 were regular full-time employees.

(c) Financial Information about Foreign and Domestic Operations and Export Sales

The Company maintains no offices or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $463,000 in Fiscal Year 1999, compared to $344,000 in Fiscal Year 1998. Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries. In Fiscal Year 1999, the Company had no significant activities outside of the United States.
PART 1 ITEM 2. PROPERTIES

The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota. The building houses the corporate headquarters and production facilities for all of the business units. Fourteen thousand square feet are devoted to office and engineering space with the remaining area used for manufacturing and warehousing. Approximately 16% is used by Waters Medical Systems, 24% by Waters Technical Systems, 53% by American FarmWorks, and 7% by Waters Network Systems. The Company currently leases 2,500 square feet of office space in a Plymouth, Minnesota office complex for use as sales and corporate offices. The lease extends through October 31, 2001 and requires a monthly payment of $ 2,079.00.

The Company believes that insurance coverage on its properties is adequate.

PART 1 ITEM 3. LEGAL PROCEEDINGS
During Fiscal Year 1999, the Company did not have and currently does not have any legal proceedings pending which are outside of routine litigation that is incidental to the business.

PART 1 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    HOLDERS
No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 1999 Fiscal Year.

PART II ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK      AND
RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol WTRS. Below are the high and low bid prices for each quarter of Fiscal Years 1999 and 1998 as reported on the NASDAQ National Market. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

1999                                 High              Low
    First Quarter         9/30/98    5-1/2            3-5/8
    Second Quarter       12/31/98    6-3/8            3-7/8
    Third Quarter         3/31/99    5-3/4            4
    Fourth Quarter        6/30/99    5-1/2            3-7/8
1998
    First Quarter         9/30/97    7                4-5/8
    Second Quarter       12/31/97    7-3/4            5-3/4
    Third Quarter         3/31/98    6-1/4            5-1/4
    Fourth Quarter        6/30/98    6-3/4            5-1/8

As of August 31, 1999 the Company had approximately 670 shareholders of record.

Dividend Summary

The Board of Directors of the Company declared a dividend at a regularly scheduled meeting held on October 22, 1998. The dividend was based on Fiscal Year 1998 operating results. The Company paid the dividend in December 1998 at the rate of $.04 per share, or an aggregate amount of $58,000. The Company also paid a dividend in December 1997 of $.04 per share for an aggregate amount of $58,000.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company's 1999 Annual Meeting of Shareholders.

The Company has paid its shareholders annual dividends for 22 of the last 23 years, with the first dividend paid in 1975.

PART II ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance on June 30, 1999 was $3,618,000, an increase of $2,243,000 from its June 30, 1998 balance of $1,375,
000. The Company's working capital position at June 30, 1999 was $5,828,000, an increase of 24% from the $4,684,000 amount at June 30, 1998.

In December 1998, the Company renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1999. The bank's line of credit charges interest at the bank's base (prime) rate, which was 7.75% at June 30, 1999. The Company did not borrow against the line of credit during Fiscal Year 1999 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

The increase in net cash provided by operations during Fiscal
Year 1999 resulted primarily from the Company's increased earnings and the temporary delay in accounts payable disbursements during the Company's successful implementation of Y2K compliant information systems.

Capital expenditures were $244,000, during Fiscal Year 1999, a decrease of $382,000 from Fiscal Year 1998. Improvements to manufacturing equipment and information systems comprised the bulk of capital expenditures in Fiscal Year 1999. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

RESULTS OF OPERATIONS

Fiscal Year 1999 Compared with Fiscal Year 1998

Net sales for Fiscal Year 1999 were $17,585,000, an increase of 11.4% from net sales of $15,785,000 experienced in Fiscal Year
1998.

Net sales in Waters Medical Systems increased 11.4% in Fiscal Year 1999 compared to Fiscal Year 1998. Increased demand for the Company's oximetry and the recently released RM3 renal preservation devices were the primary factors for Waters Medical Systems' higher revenues for Fiscal Year 1999 as compared to the prior year.

Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. Consequently WMS is actively working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs. The Company believes that heightened public awareness regarding the results of clinical research on the benefits of pulsatile preservation will result in increased demand for its RM3.

Waters Medical Systems recently obtained CE Mark approval for its RM3 Renal Preservation Monitor, a requirement to sell in Europe. In addition, during FY1999, the WMS business unit received ISO 9002 and EN 46002 certification. The Company believes that the CE Mark approval for the RM3 and ISO and EN certification for its medical products will provide further market penetration and sales growth.

Waters Technical Systems' (WTS) net sales increased 12.0% to $2,669,000 compared to Fiscal Year 1998. WTS recently established a partnership agreement with Winnebago Industries, a leading world-class motor home manufacturer, to provide wire harness assemblies. Shipments began in the third quarter of Fiscal Year 1999 and are expected to continue to ramp up during Fiscal Year 2000. The Company believes that increased sales and margin improvement can be achieved by providing turnkey operation services as well as continuing to focus on improving the efficiency of its manufacturing processes.

Net sales in American FarmWorks in Fiscal Year 1999 increased 9. 2% compared to Fiscal Year 1998. The Company believes that AFW's sales and market share will increase as a result of the U.S. agricultural retail industry consolidation, the launch of new products, lower cost procurement, high quality products and on-time delivery performance.

The Company continues to position American FarmWorks for future international sales growth. With its recent CSA approval, required for sales into Canada, distribution has recently been established. The Company believes Central and South America offer significant sales potential, as AFW has a differential advantage over competitors with its wide range of high quality, lower-cost solar, battery and new 240-volt 50/60-cycle electric fence controllers. Shipments of the 240-volt electric fencers began in November 1998.

AFW is directly targeting the equine market by manufacturing and marketing a fencer and fence system that directly meets the unique needs of horse owners. The horse market is enjoying increased popularity with many urbanites using their discretionary income to purchase hobby farms and/or board horses. The Company believes electric fencing to be the safest and most cost-effective method to contain horses.

AFW has received a patent on its Direct Discharge design, a revolutionary concept for electric fence controllers. This unique state-of-the-art technology provides improved benefits over traditional available technologies by reducing hardware and installation costs through eliminating the need for a separate grounding system and improving customer safety by qualifying for UL listing.

Waters Network Systems' (WNS) net sales increased 20.8% in Fiscal Year 1999 compared to Fiscal Year 1998. The Company anticipates higher revenues for Waters Network Systems to continue due primarily to expansion of distribution channels, regional sales offices and new products. In addition, the Company intends to expand beyond the education market to OEM, industrial and commercial markets.

Additional comparative information about industry segments can be found in Note #9 in Notes to Financial Statements contained in this report.

The gross profit improved in Fiscal Year 1999 to 36.2% of net sales from 33.2% for Fiscal Year 1998. Productivity improvements within the American FarmWorks, Waters Medical Systems, Waters Technical Systems and Waters Network Systems business units contributed to improvement in gross profit in Fiscal Year 1999.

Operating expenses were $4,862,000 for Fiscal Year 1999, representing an increase of $628,000, or 14.8%, from the comparable figure of $4,234,000 for Fiscal Year 1998. The increase in operating expenses resulted from the Company's efforts to fund future growth opportunities by adding field sales personnel, pursuing strategic partnerships, expanding distribution channels and marketing new products.

Improved working capital during Fiscal Year 1999 provided interest income of $138,000, compared to interest income of $93,000 during Fiscal Year 1998.

Interest expenses, principally lease financing on the Company's equipment, were $5,000 during Fiscal Year 1999, compared to $7,000 in Fiscal Year 1998.

Net income for the Company for Fiscal Year 1999 was $1,006,000 compared to a net income of $685,000 in Fiscal Year 1998. In addition to increased sales in each industry segment, a significant reason for the Company's continued improvement in net income since Fiscal Year 1993 relates to continuous reductions in manufacturing costs and increases in sales volume.

Year 2000 Issue

At the turn of the century, time sensitive software using two digits may not identify the year 2000 (Y2K). This could disrupt the ability to conduct normal business operations due to system failure and miscalculations. The Company completed an assessment for Y2K compliance during fiscal 1998 and developed a plan to resolve all major issues by December 1999.

The plan consists of identifying those systems where the Company has exposure to Y2K issues, development and implementation of action plans to be Y2K compliant, and the final testing of each major area of exposure for compliance. The Company has identified three critical compliance areas: 1) financial and information system applications; 2) manufacturing applications; and 3) third-party relationships.

In accordance with the program, the Company has conducted an internal review of all systems and contacted all software suppliers. In the financial and information systems area, the Company has replaced the core financial and reporting systems with Y2K compliant programs. In the manufacturing area, the Company has reviewed all areas and believes them to be materially Y2K compliant. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company has contacted most of the third parties, with which it has significant relationships, most, of which state they intend to be Y2K compliant by the Year 2000. The Company will continue to monitor such relationships and the third party readiness throughout 1999.

As of June 30, 1999, the Company has incurred $34,951 in Y2K compliance costs and $85,530 in capital expenditures for information systems that are Y2K compliant. The Company estimates future expenditures not to exceed $50,000 to complete Y2K compliance.

Cautionary Statements

Certain statements in this Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competition and market conditions; (B) increased shipments within the WTS business unit which depend on continued expansion of key customers; (C) increased revenues within the WNS unit, which depend on the expanded distribution channels, the success of the new regional sales offices and the acceptance and demand of its new products within the educational market; (D) increased demand for the RM3 depends on the Company's success in increasing the public's awareness of the product's benefits; (E) further market penetration and sales growth within WMS depend on the actual impact of CE Mark approval and ISO and EN certification, as well as general competitive and market conditions; (F) sales and market share increases within AFW depend on the actual effect of U.S. agricultural retail industry consolidation, the acceptance and demand of new AFW products, as well as general competitive and market conditions; and (G) the success of the Company's Year 2000 compliance efforts, which depend on the accuracy of its assessment of the necessary remediation efforts and projected costs as well as the accuracy of assurances received from third parties.

PART II ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


(a) The following documents are filed as part of this report:

(1) Financial Statements:
                                                Page Number

Management's Responsibility for Financial Reporting   11

Independent Auditor's Report                          12

Balance Sheets                                        13

Statements of Operations                              14

Statements of Stockholders' Equity                    14

Statements of Cash Flows                              15

Notes to Financial Statements                      16-24

Management's Responsibility for Financial Reporting


August 11, 1999

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

McGladrey & Pullen, LLP, independent auditors, was retained to audit Waters' financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, the Waters' financial position, results of operations and cash flows.


/s/ Gregory J. Anshus

Gregory J. Anshus
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors

Waters Instruments, Inc.
Rochester, Minnesota


We have audited the accompanying balance sheets of Waters Instruments, Inc. (d/b/a Waters Corporation) as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP



MCGLADREY & PULLEN, LLP

Rochester, Minnesota
September 28, 1999

Balance Sheets
                                           June 30
In Thousands                         1999          1998
Current assets
  Cash and equivalents (Note 2)    $ 3,618      $ 1,375
  Trade receivables (Notes 3 and 5)  2,835        2,667
  Inventories (Notes 4 and 5)        1,871        2,015
  Prepaid expenses                     101           72
  Deferred income taxes (Note 6)       282          200
                                   _______      _______
Total current assets                 8,707        6,329
Property, plant and equipment (Note 5)
  Land                                 128          128
  Building                           1,510        1,505
  Machinery and equipment            2,342        2,220
  Office furniture and equipment     1,637        1,520
                                    ______       ______
                                     5,617        5,373
Less accumulated depreciation        4,058        3,621
                                    ______       ______
  Net property, plant and equipment  1,559        1,752
Other assets
  Costs in excess of net assets of
  businesses acquired, net of
  amortization                          45           62
  Investments                            3            3
                                  ________      _______
Total other assets                      48           65
                                  ________     ________
Total assets                      $ 10,314      $ 8,146
Current liabilities
  Current maturities of long-term
  debt (Note 5)                         35           11
  Trade payables                     1,460          898
  Accrued expenses
    Salaries, wages, and other
    Compensation                       626          456
    Product warranties                 231          195
    Other accrued liabilities          128           12
    Income taxes payable               399           73
                                    ______       ______
Total current liabilities            2,879        1,645
Long-term debt (Note 5)                  0           36
Deferred income taxes (Note 6)          59           56

Stockholders' equity (Note 7)
  Preferred stock, par value $25;
  Authorized: 120,000 shares;
    issued and outstanding: none
  Common stock, par value
  $.10 per share; Authorized:
  5,000,000 shares;
    issued and outstanding: 1,471,279
    shares (1999), 1,467,448 shares
    (1998)                             147          147
Additional paid-in capital
                                     1,285        1,266
Retained earnings                    5,944        4,996
                                    ______        _____
Total stockholders' equity           7,376        6,409
                                   _______       ______
Total liabilities and equity       $10,314       $8,146

The accompanying notes are an integral part of the financial statements.

Statements of Operations
Year ended                                   June 30
In Thousands, except per share data      1999      1998
Net sales                            $ 17,585 $ 15,785
Cost of goods sold                     11,225   10,547
Gross profit                            6,360     5,238
Operating expenses
  Administrative                        1,759    1,463
  Selling                               2,577    2,233
  Research and development                526      538
Total operating expenses                4,862    4,234
Operating income                        1,498    1,004
Other income
  Interest income                         138       93
  Interest expense                         (5)      (7)
  Other income, net                        (7)      15
                                      _______   ______
Income before income taxes              1,624    1,105
Income tax provision (Note 6)             618      420
                                      _______   ______
Net income                            $ 1,006   $  685
Net income per share - basic (Note 8) $   .68   $  .47
Net income per share - diluted
(Note 8)                              $   .67   $  .46

Weighted average number of shares
outstanding - basic                 1,469,348 1,464,838
Weighted average number of shares
outstanding - diluted               1,500,757 1,500,272


Statements of Stockholderhareholder's' Equity Investment

                   Common Stock    Additional
In Thousands    Outstanding         Paid In    Retained
                   Shares   Amount  Capital    Earnings
Balance June 30,
 1997              1,462      146    1,246      4,369
  Net Income for
  the period           -        -        -        685
  Dividends paid
  ($.04/share)         -        -        -        (58)
  Issuance of common
  Stock                5        1       20          -
Balance June 30,
 1998              1,467    $ 147  $ 1,266    $ 4,996
  Net Income for
  the period           -        -        -       1006
  Dividends paid
  ($.04/share)         -        -        -        (58)
  Issuance of
  common stock         4        -       19          -
Balance June 30,
  1999             1,471    $ 147  $ 1,285    $ 5,944

The accompanying notes are an integral part of the financial statements.

Statements of Cash Flow
(In Thousands)
                                      Year Ended June 30
                                       1999         1998
Cash flows from operations
  Cash received from customers       $17,417      $15,061
  Interest received                      138           93
  Cash paid to suppliers and
   employees                         (14,642)     (14,289)
  Interest paid                           (5)          (7)
  Income taxes paid                     (370)        (445)
                                     _______      ________
  Net cash provided by operations      2,538          413

Cash flows from investing

  Capital expenditures                  (244)        (626)
  Proceeds from sales of property
   and equipment                           0            3
                                     _______       ______
    Net cash used for investing         (244)        (623)

Cash flows from financing
  Proceeds from sale of common stock      19           21
  Payment of long-term debt              (12)         (10)
  Dividends paid                         (58)         (58)
                                     _______      _______
Net cash used for financing              (51)         (47)

Net increase (decrease) in cash and
 equivalents                           2,243         (257)

Cash and equivalents, beginning
  of year                              1,375        1,632
                                     _______      _______
Cash and equivalents, end of
  year                               $ 3,618      $ 1,375
                                     _______      _______

Reconciliation of net income to net
  cash from operations:
  Net income                         $ 1,006      $   685
  Depreciation and amortization          454          425
  Loss on sale of property and
  equipment                                0            6
  Deferred income taxes                  (79)          56
  Changes in assets and liabilities
    Accounts receivables                (168)        (712)
    Inventories                          144         (243)
    Prepaid expenses                     (29)          43
    Trade payables                       562          253
    Accrued expenses                     322         (100)
    Income taxes payable                 326            0
                                     _______      _______
  Net cash provided by operations    $ 2,538      $   413

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

1. Nature of Business and
 Significant Accounting Policies

A. Nature of Business

The Company operates four principal business units: Waters Network Systems (WNS), Waters Technical Systems (WTS), American FarmWorks
(AFW), and Waters Medical Systems (WMS). The sales of products from all four business units occur principally within the United States. Waters Network Systems, the most recently formed business unit, addresses local area network connectivity solutions for educational and other markets. Waters Technical Systems is a contract manufacturer of electromechanical assemblies, cable and harness assemblies for the construction, industrial, communications and computer industries. American FarmWorks manufactures and markets electric fence controllers for animal containment to agricultural cooperatives, mass merchandisers focusing on the retailer market, and lawn and garden stores. Waters Medical Systems designs and manufactures organ preservation devices and cardiovascular analytical instruments used in hospitals and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers' financial conditions, but generally requires no collateral.

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

E. Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 10 years for machinery, equipment, and office furniture. The present values of capital lease obligations are classified as long-term debt and the related assets are included in equipment. Amortization of equipment under capital leases is included in depreciation expense.

F. Intangible Asset

Cost in excess of net assets acquired is amortized on a straight-line basis over a twenty-year period beginning in 1983. Amortization of $17,000 is recorded annually. Accumulated amortization at June
30, 1999 and 1998 was $305,000 and $288,000, respectively.


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

I. Employee Benefits

The Company has a 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. The Plan has a calendar year-end. During each of the fiscal years ending June 30, 1999 and 1998, the Company expensed $25,000 and $24,000 in matching contributions, respectively.

The Company offers medical insurance to its associates, which it self-insures up to $25,000 per individual and $1,000,000 in aggregate.

J. Statement of Cash Flows

For purposes of the statement of cash flows, highly liquid investments purchased with maturities of three months or less are considered to be cash equivalents.

In thousands:                         1999      1998
Supplemental schedule of non-cash
investing and financing activities:
Office furniture and equipment
acquired with capital lease          $ 0        $ 18

K. Revenue Recognition

The Company recognizes revenue when the product is shipped from its warehouse.

L. Research and Development

Research and Development costs are expensed as incurred.

M. Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 1999 and 1998 were $398,000 and $390,000, respectively.

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

P. Comprehensive Income

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS N. 130 requires other comprehensive income to include foreign currency translation adjustments, unrealized gains and losses on marketable securities and minimum pension liability adjustments. The June 30, 1999 financial statements do not reflect any items of comprehensive income.

2. Credit Risks and Concentrations

At June 30, 1999 and 1998, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation insurance coverage. The Company has performed an evaluation of the relative credit standing of this financial institution and believes it has limited its credit exposure accordingly. In addition, the Company maintains cash balances in a money market mutual fund with Norwest Funds. Such funds are not insured and totaled $3,486,000 at June 30, 1999 and $1,528,000 at June 30, 1998. The Company has not incurred any losses in such accounts.

3. Trade Accounts Receivable

Trade accounts receivable consist of the following:
In Thousands                     1999          1998

Trade accounts receivable       $2,877       $2,705

Less allowance for doubtful
accounts                            42           38
                                ______       ______
Totals                          $2,835       $2,667

4. Inventories

Inventories consist of the following:
In Thousands                    1999           1998
Raw materials                 $1,600         $1,647
Work-in-process                   38            197
Finished goods                   233            171
                              ______         ______
Totals                        $1,871         $2,015

5. Long-term Debt and Line of Credit

Long-term debt consists of the following:
In Thousands                   1999            1998
Capital lease obligations
due in varying monthly
installments through
January 2000 collateralized
by related equipment.         $ 35              $47
Less current maturities         35               11
                              ____              ____
Net long-term debt             $ 0             $ 36

Scheduled maturities, by fiscal year, of long-term debt are as follows:

2000                   $35

At June 30, property, plant and equipment includes the
following amounts for capital leases:
In Thousands                 1999              1998
Property, plant and
equipment                    $ 54              $ 67
Accumulated amortization       16                18
                             ____              ____
Net assets under capital
lease                        $ 38              $ 49

At June 30, 1999, the Company had the following minimum
commitments for payment of rentals under capital leases:
2000                          $37
                              ___
Total lease commitments        37
Less amount representing
interest                        2
                             ____
Present value of lease
payments, included in
long-term debt               $ 35

Line of Credit:

The Company has a $1,000,000 line of credit with its bank. Borrowings under the line are charged interest at the prime rate and are collateralized by accounts receivable and inventories. The prime rate was 7.75% at June 30, 1999. The credit agreement expires December 15, 1999. The credit agreement requires the Company to meet certain financial ratios and covenants. There were no borrowings outstanding under the line of credit at June 30, 1999.

6. Income Taxes

The income tax provision charged to continuing operations for the years ended June 30, 1999 and 1998 are as follows:
In Thousands                        1999              1998
Current:
 US federal                         $628              $418
 State                                69                58
                                    ____              ____
Total current                        697               476

Deferred:
 US federal                          (69)              (50)
 State                               (10)               (6)
                                    ____              ____
Total deferred                       (79)              (56)
                                    ____              ____
Total current and deferred:        $618               $420

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 1999 and 1998 due to the following:

In Thousands                       1999               1998
Computed "expected" tax expense    $568               $387
Increase (decrease) in income
taxes resulting from:
 Non-deductible expenses            14                  12
 State taxes, net of federal
 tax benefits                       56                  31
 Tax credits                       (27)                (22)
 Other                               7                  12
                                  ____                ____
Total                             $618                $420

Net deferred tax assets consist of the following components as of
June 30, 1999 and 1998:
In Thousands                     1999                 1998
Deferred tax assets
 Employee benefits and
  severance                      $119                 $ 87
 Inventory and receivable
  allowances                       77                   42
 Warranty and contingency
  reserves                         86                   71
                                 ____                 ____
Total deferred tax assets        $282                 $200
Deferred tax liabilities
 Property and equipment          $ 59                 $ 56
                                 ____                 ____
Total deferred tax liabilities     59                   56
                                 ____                 ____
  Net deferred tax assets        $223                 $144

The components giving rise to the net deferred tax assets described above have been included in the Company's Balance Sheets as of June
30, 1999 and 1998 as follows:
In Thousands                    1999                  1998
Current assets                  $282                  $200
Noncurrent liabilities           (59)                  (56)
                                ____                  ____
  Net deferred tax assets       $223                  $144

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

In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the "ASP Plan"), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase.

Grants under these plans are accounted for using APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under these plans. Had compensation cost for the plans based on their grant date fair value of awards (the method described in FASB Statement No. 123) reported net income and earnings per share would have been reduced to the pro forma amounts reported below:

                              1999               1998
Net Income In thousands
 As reported                 $1006              $ 685
 Pro forma                     934                601
_____________________________________________________
Basic Earnings per Share
 As reported                 $ .68              $ .47
 Pro forma                     .64                .41
_____________________________________________________
Diluted Earnings per Share
 As reported                 $ .67              $ .46
 Pro forma                     .62                .40
______________________________________________________

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, dividend rate of
 .74% to 1.00%; price volatility of 57.8% to 70.2%, risk-free interest rates of 4.9% and 5.5% and expected lives of 10 years.

A summary of the status of the stock option plan at June 30, 1999 and 1998, and changes during the years ended on those dates are as follows:

                            1999                 1998
                                 Weighted             Weighted
                                 Average              Average
                                 Exercise             Exercise
                     Shares      Price     Shares     Price
Outstanding,
beginning of year    93,300      $3.74     55,000     $2.13
Granted              32,550       4.99     38,300      6.05
Exercised/forfeited       -          -          -         -
Outstanding,
end of year         125,850      $4.06     93,300     $3.74
Exercisable at
end of year         125,850                93,300
Weighted-average
fair value per
 share of options
 granted during
 the year           $ 3.55                 $ 3.53

As of June 30, 1999, the options outstanding have a weighted average remaining contractual life of 7.62 years, and exercise prices and unexercised options as follows:
Exercise Price         Shares      Average Contractual Life
2.13                   50,000                       6 years
2.19                    5,000                     5.5 years
4                      10,050                    9.33 years
5.438                  22,500                     9.5 years
5.75                   28,250                     8.5 years
6.88                   10,050                    8.33 years

Earnings per Share

The weighted-average number of shares of common stock used to compute the basic earnings per share were increased by 31,409 in 1999 and 35,434 in 1998 for the assumed exercise of the stock options and warrants (Note 7), in computing the diluted earnings per share data.

9. Industry Segments and Significant Customers

Effective July 1, 1998, the Company adopted FASB Statement No. 131, Disclosures about Segment of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, or the disclosure of segment information.

Operating income is total revenue less operating expenses, excluding interest and general corporate expenses. The Company did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

In Thousands                  1999          1998
Net Sales
 WNS                        $ 2,390        $ 1,978
 WTS                          2,669          2,383
 AFW                         10,187          9,325
 WMS                          2,339          2,099
                            _______        _______
                            $17,585        $15,785

Operating Income (Loss)
 WNS                        $  (133)       $  (193)
 WTS                             73           (165)
 AFW                          2,425          1,957
 WMS                            888            867
 General Corporate Expenses $(1,755)       $ (1,462)
                            _______        ________
Operating Income            $ 1,498        $  1,004

Provision for income taxes
 WNS                        $   (84)       $   (101)
 WTS                           (106)           (174)
 AFW                            488             383
 WMS                            271             274
 Corporate                       49              38
                            _______         _______
                            $   618         $   420

Capital Expenditures
 WNS                        $     0         $    28
 WTS                             44             142
 AFW                             96             208
 WMS                              4              39
                            _______         _______
                            $   144         $   417

Depreciation and Amortization
 WNS                        $     8         $     6
 WTS                             64              46
 AFW                            173             193
 WMS                             25              21
                            _______         _______
                            $   270         $   266

Identifiable Assets
 WNS                        $ 1,142         $ 1,260
 WTS                            736             781
 AFW                          2,679           2,625
 WMS                            747             710
 Corporate                    5,010           2,770
                            _______          _______
                            $10,314          $ 8,146

Significant customers (sales > 10% of net sales)
 WTS
  No. of customers                2                4
  Sales to those customers  $ 1,546          $ 1,703
 AFW
  No. of customers                2                1
  Sales to those customers  $ 3,800          $ 2,140
 WNS
  No. of customers                1                3
  Sales to those customers  $   944          $   761

Information of geographic information:
Revenues                       1999              1998
United States           $17,122,000       $15,441,000
Other Regions               463,000           344,000
                        ___________       ___________
Total                   $17,585,000       $15,785,000

Long-lived assets              1999              1998
United States            $1,607,000        $1,817,000
Other Regions                     -                 -
                         __________        __________
Total                    $1,607,000        $1,817,000

PART II ITEM 8. ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE
NONE
PART III ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
       AND CONTROL PERSONS; COMPLIANCE WITH
       SECTION 16(A) OF THE EXCHANGE ACT

(a) Identification
The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

NAME                 AGE  POSITION             YEAR IN WHICH
                                               FIRST BECAME
                                                AN OFFICER
Jerry W. Grabowski    47  President, Chief
                          Executive Officer,
                          and Director              1993
Gregory J. Anshus     41  Chief Financial
                          Officer and Treasurer     1996

The following information is presented as to the business experience of each Executive Officer during the past five or more years.

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

Additional information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART III ITEM 10. EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART III ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
      OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART III ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS

Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART IV ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Exhibit Index following the signature page of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of Fiscal Year 1999.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on September 28, 1999.


WATERS INSTRUMENTS, INC.



/s/ Jerry W. Grabowski

By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature Title Date


/s/ Jerry W. Grabowski
___________________________________
Jerry W. Grabowski
President, Chief Executive Officer, (Principal Executive Officer) and
Director
September 28, 1999



/s/ Gregory J. Anshus
___________________________________
Gregory J. Anshus
Chief Financial Officer (Principal Financial Officer)
September 28, 1999



/s/ William R. Franta
___________________________________
William R. Franta
Director
September 28, 1999



/s/ John A. Grimstad
___________________________________
John A. Grimstad
Director and Secretary
September 28, 1999



/s/ Charles G. Schiefelbein
___________________________________
Charles G. Schiefelbein
Director
September 28, 1999

<P>
CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-64937) and (No. 333-42415) of the Waters Instruments, Inc. 1995 Stock Option Plan and 1997 Associates Stock Purchase Plan, respectively, of our report dated August 11, 1999, on the financial statements of Waters Instruments, Inc., which report appears in the Annual Report on Form 10-KSB for the year ended June 30, 1999.




   /s/ McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Rochester, Minnesota
September 28, 1999

Power of Attorney

KNOW ALL BY THESE PRESENTS that each of the undersigned officers and directors of Waters Instruments, Inc., a Minnesota corporation (the "Company"), constitute and appoint Jerry W. Grabowski and John A. Grimstad with full powers of substitution, his true and lawful Attorney-in-Fact and agent and on the undersigned's behalf in his name, place, and stead, in any and all capacities, to sign, execute and file any and all documents with the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. (NASDAQ), state securities administrations and any other agencies or administrations as may be deemed necessary or advisable by said Attorneys-in-Fact and agents, or each of them, with full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that the above-names Attorneys-in-Fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands this 17th day of August 1999.




/s/ Jerry W. Grabowski

_______________________
Jerry W. Grabowski


/s/ William R. Franta
_______________________
William R. Franta


/s/ John A. Grimstad
_______________________
John A. Grimstad


/s/ Charles G. Schiefelbein
_______________________
Charles G. Schiefelbein

Exhibit Index for Form 10-KSB (for the Fiscal
Year ended June 30, 1999)                              Page Number

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

10.4 1993 Employment Agreement between the Company and
     Gerald W. Grabowski incorporated by reference to
     Exhibit 10.10 to the Company's Annual Report on
     Form 10-KSB for the fiscal year ended June 30, 1993. (1)    *

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

10.7 1997 Associates Stock Purchase Plan incorporated by
     reference to Exhibit 10.7 to the Company's Annual
     Report on Form 10-KSB for the fiscal year ended
     June 30, 1998.                                              *

23.1 Independent Auditor's Consent                              27

24.1 Power of Attorney                                          28

27 Financial Data Schedule (filed in electronic formal only)

(1) Indicates a management compensatory plan.
*Incorporated by reference; SEC File No. 0-1388.