Form 10KSB/A
period 1999-06-30
WATERS INSTRUMENTS INC
filed 1999-10-07
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB AMENDED

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

The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1999 was $5,441,843. The number of shares outstanding of the Company's Common Stock on August 31, 1999 was 1,471,279.

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

This amendment is filed for purposes of changing the aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 1999 and the date of the Auditor's Letter, both of which were incorrectly stated in the Form 10-KSB filed on September 28, 1999.

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

/s/ McGladrey & Pullen, LLP



MCGLADREY & PULLEN, LLP

Rochester, Minnesota
August 11, 1999

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

8. Earnings per Share

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on October 6, 1999.


WATERS INSTRUMENTS, INC.



/s/ Jerry W. Grabowski

By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature Title Date


/s/ Jerry W. Grabowski
___________________________________
Jerry W. Grabowski
President, Chief Executive Officer, (Principal Executive Officer) and
Director
October 6, 1999



/s/ Gregory J. Anshus
___________________________________
Gregory J. Anshus
Chief Financial Officer (Principal Financial Officer)
October 6, 1999



*
___________________________________
William R. Franta
Director
October 6, 1999



*
___________________________________
John A. Grimstad
Director and Secretary
October 6, 1999



*
___________________________________
Charles G. Schiefelbein
Director
October 6, 1999

* Signed on behalf of the Director by Jerry Grabowski, Power of Attorney