Form 10KSB/A
period 1999-06-30
WATERS INSTRUMENTS INC
filed 1999-10-28
CIK 104987

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                   (Number 2)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                           Commission File No.: 0-1388

                            WATERS INSTRUMENTS, INC.
                           (d/b/a Waters Corporation)
           (Name of Small Business Issuer as specified in its charter)
            Minnesota                                        41-0832194
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification Number)
               2411 Seventh Street NW, Rochester, Minnesota 56001
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (507) 288-7777 Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.10 par value per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $17,585,000.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of August 31, 1999 was approximately $5,441,843.

There were 1,472,279 shares of Common Stock, $.10 par value, outstanding as of August 31, 1999.
                            -------------------------


Transitional Small Business Disclosure Format (check one).  Yes [ ]    No [ X ]

         This Amendment No. 2 to the Issuer's Form 10-KSB for the fiscal year ended June 30, 1999, is being filed in order to file Items 9, 10, 11 and 12 under Part III, which the Company originally intended to incorporate by reference to a proxy statement. The proxy statement will not be filed within 120 days of June 30, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The names and ages of executive officers and directors of the Company, their positions and offices presently held, and the periods of service as such are as follows:

                                                                                    Year in which first
                                           Position with the Company and             became an Officer
             Name          Age                  Principal Occupation                    or Director

Jerry W. Grabowski          47    President, Chief Executive Officer,                       1993
                                  and Director of the Company
Gregory J. Anshus           42    Chief Financial Officer and Treasurer of the              1996
                                  Company
William R. Franta           57    Director.  Business Development & Technology              1997
                                  Consultant in Minneapolis, Minnesota.
John A. Grimstad            49    Secretary and General Counsel of the Company.             1996
                                  Vice President of Fredrikson & Byron, P. A. in
                                  Minneapolis, Minnesota
Charles G. Schiefelbein     60    Director.  President of Capital Growth Services           1986
                                  of Minneapolis, Minnesota.

The following information is presented as to the business experience of each executive officer and director during the past five or more years and his directorships of other publicly held corporations:

Mr. Grabowski has been President, Chief Executive Officer and a member of the Company's Board of Directors since August 1, 1993. He additionally served as Chief Financial Officer, Treasurer and Secretary from December 1994 until October 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

Mr. Franta has been the Vice President of Marketing at Centron since August 1997. Between February 1997 and August 1997, he was a Business Development & Technology Consultant in Minneapolis, Minnesota. From January 1987 to February 1997 he served as Senior Vice President of Network Systems Corporation. He is a Director of HEI, Inc. in Victoria, Minnesota.

Mr. Grimstad has been, since 1984, a Vice President and shareholder of Fredrikson & Byron, P.A., the Company's counsel, and serves as a Director and Secretary or Assistant Secretary of several closely-held manufacturing companies. He has served as the Company's Secretary since 1996.

Mr. Schiefelbein, since September 1996 has been President of Capital Growth Services, a consulting and investment company, based in Minneapolis, Minnesota. From 1979 until August 1996, Mr. Schiefelbein was Chairman of Computer Petroleum Corporation (CPC), a public company that provides electronic energy price and news information. From 1979, when he founded CPC, to 1991, Mr. Schiefelbein served as Chairman and Chief Executive Officer. He is also currently a director of Research, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of the registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Officers, directors, and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during the period from July 1, 1998 through June 30, 1999, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal year 1999 to the named executive officer as of June 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                           Annual Compensation                   Awards             Payouts
                                                                         Restricted                             All Other
    Name & Principal      Fiscal                 Bonus $                   Stock       # Options     LTIP       Compensation
        Position            Year    Salary $        (1)       Other $     Awards $      Granted     Payouts       $(2)
        --------            ----    --------    ---------     -------     --------      -------     -------     ---------
Jerry W. Grabowski          1999    161,268       33,686        -            -           3,250         -         3,320
President & CEO             1998    158,524       35,278        -            -           3,250         -         3,783
                            1997    143,780       61,000        -            -             -           -         4,632

(1)      Represents incentive compensation payment.

(2)      Represents insurance premiums and 401(k) match paid by the Company.

Option Grants During Fiscal Year 1999

There were 3,250 shares of the Company's common stock granted in options under the Company's 1995 Stock Option Plan during fiscal year 1999 to the named executive officer in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                Number of
                                Securities       Percent of Total Options
                            Underlying Options    Granted to Employees in   Exercise or Base Price
Name                           Granted (#)              Fiscal Year                ($/Share)          Expiration Date
Jerry W. Grabowski                3,250                    13.8%                     $5.75                2/5/2008


Option Exercises During Fiscal Year 1999 And Fiscal Year-End Option Values

The named executive officer in the Summary Compensation Table did not exercise any options during fiscal year 1999.


                             Shares                       # of Unexercised Options at     Value of Unexercised Options at
                            Acquired        Value              June 30, 1999                     June 30, 1999
Name                       on Exercise    Realized        Exercisable/Unexercisable       Exercisable/Unexercisable (1)

Jerry W. Grabowski              0            $ 0              56,500 exercisable             $124,875 exercisable
                                                               0 unexercisable                   $0 unexercisable

(1) Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company's Common Stock at June 30, 1999 of $4.625 as quoted on the NASDAQ National Market System, multiplied by the number of shares of Common Stock underlying the option.

Compensation of Directors

Each non-employee, non-officer Director receives an annual retainer fee of $4,000, $350 for each attended quarterly meeting of the Board, $50 for each breakfast or dinner meeting of the Board, $150 for each attended meeting of a Committee on which he serves and a fee of $500 for each time he provides additional services as a special consultant to the Company, plus, in each case, reimbursement of travel expenses. Such Directors also receive a monthly stipend of $50 to cover miscellaneous travel, telephone, and meal expenses associated with Board responsibilities.

Employment Contracts and Termination of Employment Arrangements

The Company has entered into an employment agreement with Jerry W. Grabowski, which provides for compensation in the event Mr. Grabowski's employment with the Company is terminated under certain circumstances. Upon termination of employment initiated by the Company's Board of Directors, Mr. Grabowski will have the right to receive an amount equal to twelve-months' base salary and the cost of all existing health/medical and other benefit plans enjoyed by Mr. Grabowski on the effective date of termination (subject to the terms of the plans) or substantially the same benefits if the terms of a plan exclude non-employees. Mr. Grabowski will also be entitled to receive on August 31, in the year immediately following the "Performance Period" (most recently ended fiscal year) in which a termination occurred, the incentive compensation he would have earned had his employment not been terminated, in an amount proportionate to the number of months that he was employed by the Company prior to such termination. In the event Mr. Grabowski's employment with the Company is terminated within one year of a change in control, then upon such termination in addition to the Company's obligation stated above, the Company will pay Mr. Grabowski an additional amount equal to the base salary, then in effect, for one year.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table provides information concerning the only persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock as of September 30, 1999 or as otherwise indicated:

                                                   Number of Shares
Name and Address of Beneficial Owner              Beneficially Owned     Percent of Class
------------------------------------              ------------------     ----------------
Charles G. Schiefelbein
2920 Norwest Center, Minneapolis, MN 55402           204,753  (1)             13.8%

Woodland Investment Company
3007 Skyway Circle North, Irving, TX 75038           172,000  (2)             11.7%

Kohl Gift Trust
3007 Skyway Circle North, Irving, TX 75038            90,000  (3)              6.1%

(1) Includes 70,000 shares of stock held in the name of Peace Shalom Foundation, of which Mr. Schiefelbein is a Director and Vice President, as well as 3,350 shares which may be purchased pursuant to options held by Mr. Schiefelbein which are or will become exercisable within 60 days of September 30, 1999.

(2) According to the most current Schedule 13D filed by Woodland Investment Company and information provided by it, the power to vote and dispose (or to direct the vote or disposition) of such shares is shared with Atlee M. Kohl and Nicole F. Kohl, each of whom are thereby deemed to be beneficial owners of such shares.

(3) According to the most current Schedule 13D filed by Kohl Gift Trust, the power to vote and dispose (or to direct the vote or disposition) of such shares is shared with Atlee M. Kohl who is deemed to be a beneficial owner of such shares.

Management Shareholdings

The following table sets forth the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) the named executive officer in the Summary Compensation Table, and (iii) all directors and executive officers as a group, as of September 30, 1999. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                                        Number of Shares             Percent
Name of Director or Number of Persons in Group       Beneficially Owned(1)         of Class (1)
----------------------------------------------       ---------------------         ------------

Charles G. Schiefelbein                                   204,753  (2)                 13.8%
Jerry W. Grabowski                                         69,750  (3)                  4.6%
John A. Grimstad                                           21,850  (4)                  1.5%
William R. Franta                                          10,150  (5)                  0.7%
Officers and Directors as a Group  (6 persons)            324,503  (6)                 20.6%

(1) Under rules of the Securities and Exchange Commission, an individual is also deemed to beneficially own shares which are not outstanding but which the individual has the right to acquire as of September 30, 1999 or within 60 days of such date. Such shares not outstanding but so deemed beneficially owned are treated as outstanding when determining the percent of the class owned by the particular individual and when determining the percent owned by the group.

(2) Includes 70,000 shares of stock held in the name of Peace Shalom Foundation, of which Mr. Schiefelbein is a Director and Vice President, as well as 10,050 shares which may be purchased pursuant to options held by Mr. Schiefelbein which are or will become exercisable within 60 days of September 30, 1999.

(3) Includes 56,500 shares which may be purchased pursuant to options held by Mr. Grabowski which are or will become exercisable within 60 days of September 30, 1999.

(4) Includes 10,050 shares which may be purchased pursuant to options held by Mr. Grimstad which are or will become exercisable within 60 days of September 30, 1999.

(5) Includes 10,050 shares which may be purchased pursuant to options held by Mr. Franta which are or will become exercisable within 60 days of September 30, 1999.

(6) Includes 104,650 shares which may be purchased pursuant to options held by Officers and Directors which are or will become exercisable within 60 days of September 30, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To management's knowledge, no director, officer, or ten percent Shareholder or any affiliates of such persons had in fiscal years 1998 or 1999 or currently has any material interest, direct or indirect, in any transaction in which the Company was involved.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rochester, Minnesota, on October 28, 1999.


WATERS INSTRUMENTS, INC.



/s/ Jerry W. Grabowski

By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                               Title                            Date


/s/ Jerry W. Grabowski
------------------------      President, Chief Executive Officer,
Jerry W. Grabowski            (Principal Executive Officer) and
                              Director                          October 28, 1999


/s/ Gregory J. Anshus
------------------------      Chief  Financial   Officer   (Principal
Gregory J. Anshus             Financial Officer)                October 28, 1999


*
------------------------
William R. Franta             Director                          October 28, 1999


*
------------------------
John A. Grimstad              Director and Secretary            October 28, 1999



*
------------------------     Director                           October 28, 1999
Charles G. Schiefelbein

* Signed on behalf of the director by Jerry
Grabowski as attorney in fact