Form 10QSB
period 1999-09-30
WATERS INSTRUMENTS INC
filed 1999-11-15
CIK 104987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

================================================================================
                                   FORM 10-QSB
================================================================================

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                        ACT OF 1934 FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1999

                         Commission file number 0-1388:


                            WATERS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter.)

                           (d/b/a Waters Corporation)



       Minnesota                                                  41-0832194
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


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

Common Stock, $.10 Par Value - 1,471,279 shares outstanding as of November 12, 1999.


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

                                                    For The Three Months
                                                     Ended September 30,
                                                  1999             1998
                                              (Unaudited)       (Unaudited)
                                              -----------       -----------
NET SALES                                     $     4,789       $     4,462
COST OF GOODS
 SOLD                                               2,990             2,748
                                              -----------       -----------
   GROSS PROFIT                                     1,799             1,714

OPERATING EXPENSES
   Administrative                                     435               392
   Selling                                            711               561
   Research and Development                           110               120
                                              -----------       -----------
     Total Operating Expenses                       1,256             1,073

OPERATING INCOME                                      543               641

OTHER INCOME (EXPENSE)
   Net Interest Income (Expense)                       41                27
   Net Other Income (Expense)                          (4)               (2)
                                              -----------       -----------
INCOME  BEFORE INCOME TAX                             580               666

INCOME TAX PROVISION                                  220               253
                                              -----------       -----------
NET INCOME                                    $       360       $       413
                                              ===========       ===========

EARNINGS PER COMMON SHARE
BASIC                                         $      0.24       $      0.28
DILUTED                                       $      0.24       $      0.28
                                              ===========       ===========
Weighted Average
  Number of Shares Outstanding - Basic          1,471,279         1,467,448

Weighted Average
  Number of Shares Outstanding - Diluted        1,507,469         1,495,928

See Notes to Financial Statements

PART I
                                   FINANCIAL INFORMATION
Item 1. Financial Statements
                                  WATERS INSTRUMENTS, INC.
                                      Balance Sheet
                                       (Thousands)

                                        September 30,         June 30,
                                             1999               1999
                                         (Unaudited)        (Unaudited)
                                           -------            -------
Current Assets                               `
  Cash & Cash Equivalents                  $ 3,581            $ 3,618
  Net Trade Receivables                      2,718              2,835
  Inventories                                2,361              1,871
  Prepaid Expenses                              86                101
  Deferred Income Taxes                        282                282
                                           -------            -------
     Total Current Assets                    9,028              8,707

Fixed Assets
  Property, Plant & Equipment                5,670              5,617
  Less Accumulated Depreciation              4,167              4,058
                                           -------            -------
     Net Fixed Assets                        1,503              1,559

Other Assets                                     3                  3
Goodwill                                        41                 45
                                           -------            -------
     TOTAL ASSETS                          $10,575            $10,314
                                           =======            =======

Current Liabilities
  Current Maturities of
    Long-term Debt                         $    33            $    35
  Accounts Payable                           1,601              1,460
  Accrued Salaries, Wages and
    Other Compensation                         493                626
  Product Warranties                           246                231
  Other accrued liabilities                    136                128
  Income Taxes Payable                         271                399
                                           -------            -------
     Total Current Liabilities               2,780              2,879
                                           -------            -------

Long-term Debt, Less Current
  Maturities                                     0                  0
Deferred Income Taxes                           59                 59
                                           -------            -------
     TOTAL LIABILITIES                       2,839              2,938
                                           -------            -------

Stockholders' Equity
  Common Stock                                 147                147
  Additional Paid-in Capital                 1,285              1,285
  Retained Earnings                          6,304              5,944
                                           -------            -------
     TOTAL STOCKHOLDERS' EQUITY              7,736              7,376
                                           =======            =======
TOTAL LIABILITIES & EQUITY                 $10,575            $10,314
                                           =======            =======



See Notes to Financial Statements

ITEM 1.  Financial Statements
                            WATERS INSTRUMENTS, INC.
                             Statement of Cash Flows
                                   (Thousands)

                                                        For the Three Months
                                                        Ended September 30,
                                                           1999          1998
                                                       (Unaudited)   (Unaudited)
                                                          -------       -------
CASH FLOWS FROM OPERATIONS
   Cash received from customers                           $ 4,903       $ 4,687
   Interest received                                           42            28
                                                          -------       -------
     Cash provided from operations                          4,945         4,715

   Cash paid to suppliers and employees                     4,577         3,201
   Taxes paid                                                 349            38
   Interest paid                                                1             1
                                                          -------       -------
     Cash disbursed from operations                         4,927         3,240
                                                          -------       -------
      Net cash provided by operations                          18         1,475
CASH FLOWS FROM INVESTING
   Net acquisition of fixed assets                            (53)          (38)
                                                          -------       -------
   Net cash used for investing                                (53)          (38)
CASH FLOWS FROM FINANCING

   Reduction of Long-Term Debt                                 (2)           (3)
                                                          -------       -------
     Net cash used for financing                               (2)           (3)
                                                          -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (37)        1,434

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             3,618         1,375
                                                          -------       -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 3,581       $ 2,809
RECONCILIATION OF NET INCOME  TO
NET CASH PROVIDED BY OPERATIONS:
  Net Income                                              $   360       $   413
  Depreciation and Amortization                               113           115
  Provisions For Losses On Accounts Receivable                  3             3
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                       114           224
    Inventories                                              (490)          382
    Prepaid Expenses and Deferred Income Taxes                 15            (7)
    Accounts Payable and Accrued Expenses                     (97)          345
                                                          -------       -------
NET CASH PROVIDED BY OPERATIONS                           $    18       $ 1,475
                                                          =======       =======



See Notes to Financial Statements

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements (continued)

                            WATERS INSTRUMENTS, INC.
                            d/b/a Waters Corporation

                          Notes to Financial Statements

                               September 30, 1999

The financial statements have been prepared by Waters Corporation without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information presented is not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10KSB 1999 Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS95.

Inventories consisted of the following:

                             September 30, 1999            June 30, 1999
     -------------------------------------------------------------------
     Raw Materials              $1,942,000                  $1,600,000
     Work-In-Process                50,000                      38,000
     Finished Goods                369,000                     233,000
     ------------------------------------------------------------------
     Total Inventories          $2,361,000                  $1,871,000


Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

Waters Corporation's working capital position on September 30, 1999 was $6,248,000, a 7% increase from the $5,828,000 amount on June 30, 1999. The cash balance for the Company was $3,581,000 on September 30, 1999, compared to the cash balance of $3,618,000 on June 30, 1999.

In December 1998, Waters renewed the bank's $1,000,000 line of credit commitment and extended it to December 15, 1999. The bank's line of credit charges interest at the bank's base (prime) rate. The prime rate was 8.25% at September 30, 1999. The Company has not borrowed against the line of credit during Fiscal Year 2000 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Inventories increased by $490,000 from the June 30, 1999 amount due primarily to the replenishment of depleted AFW stock resulting from strong customer demand generated during the quarter ending June 30, 1999 and a surplus resulting from the Company's safety stock requirements. Management believes that these inventories will be reduced to acceptable levels in the second quarter of FY2000 as seasonal demand begins to ramp up for AFW.

Capital expenditures were $53,000 for the quarter ended September 30, 1999. The company estimates that capital expenditures for the three remaining quarters of the current Fiscal Year will approach $300,000 in total. Improvements to manufacturing equipment and information systems comprised the bulk of the quarter's capital expenditures. The company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

On November 4, 1999, the Company announced that it has signed a definitive agreement for its Waters Network Systems business unit to merge with Garrett Communications, Inc., a San Jose, California company that serves the computer networking market. It is anticipated that the transaction will be completed in January 2000.

The completion of the merger is subject to customary closing conditions, including approval by the Company's shareholders. The agreement contemplates that the Company's stock will have a market value of at least $6 per share at the time of closing.

The agreement calls for Waters to issue 375,000 shares of its common stock and pay $2,250,000 in cash for all outstanding stock of Garrett. In addition, outstanding options to purchase Garrett stock will be converted to options to purchase Waters common stock at a ratio of one (1) option share of Waters for every three (3) option shares of Garrett. Garrett presently has grants outstanding for 350,000 shares.

Waters intends to use its cash reserves to fully fund the cash portion of the transaction.

Results of Operations
Net sales for the quarter ended September 30, 1999 were $4,789,000, an increase of 7% when comparing to the comparable quarter of the prior year.

Waters Medical Systems (WMS) had net sales of $493,000 for the quarter ended September 30, 1999, a decrease of 23% over the comparable quarter of the prior year. The Company believes this resulted from its customers' timing in their capital budget ordering cycles as well as softness in Oxicom demand in the cardiac market.

Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. To the best of the Company's knowledge, the RM3 is the only perfusion device that is FDA 510(k) approved.

To heighten the awareness and establish quality standards for preserving organs, WMS is working with physicians, surgeons, scientists and preservation specialists to form an international society for organ preservation.

American FarmWorks

American FarmWorks' (AFW) net sales for the quarter ended September 30, 1999 were $2,904,000 compared to $2,533,000 during the same period of the prior year. The Company believes that AFW's sales and market share will increase during the remainder of the fiscal year as a result of the U.S. agricultural retail industry consolidation, the launch of new products, lower cost procurement, high quality products and on-time delivery performance.

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

AFW directly targets the equine market by manufacturing and marketing a fencer and fence system that meets the unique needs of horse owners. The horse market is enjoying increased popularity with many urbanites using their discretionary income to purchase hobby farms and/or board horses. The Company believes electric fencing to be the safest and most cost-effective method to contain horses.

AFW has received a patent on its Direct Discharge design, a revolutionary concept for electric fence controllers. This unique state-of-the-art technology provides improved benefits over traditional available technologies by reducing hardware and installation costs through eliminating the need for a separate grounding system and improving customer safety by qualifying for UL listing.

Waters Network Systems

Waters Network Systems' (WNS) net sales for the quarter ended September 30, 1999 increased to $708,000 compared to $678,000 the prior year. The Company anticipates higher revenues for Waters Network Systems to continue due primarily to expansion of distribution channels, regional sales offices and new products. In addition, the Company intends to expand beyond the education market to OEM, industrial and commercial markets.

Waters Technical Systems

Waters Technical Systems' (WTS) net sales were up slightly to $684,000 for the first quarter ending September 30, 1999 compared to $609,000 the prior year. The Company expects shipments to ramp up during Fiscal Year 2000 including to Winnebago Industries, a leading world-class motor home manufacturer. The
Company believes that increased sales and margin improvement can be achieved by providing turnkey operation services as well as continuing to focus on improving the efficiency of its manufacturing processes.

General

For the quarter ended September 30, 1999, gross profit, for the Company as a whole, decreased to 37.6% of net sales, down from 38.4% reported for the comparable period of last year. This slight reduction in gross margins occurred as a result of a temporary product mix shift.


Operating expenses were $1,256,000 for the quarter ended September 30, 1999, representing an increase of $183,000 from the comparable figure of $1,073,000 for the prior year. The increased operating expenses resulted from the Company's efforts to fund long-range strategic initiatives, the expansion of distribution channels, and deployment of new product technologies.

Net income for the Company for the quarter ended September 30, 1999 was a profit of $360,000, or $.24 per share, on revenues of $4,789,000. For the comparable quarter of the prior year, the Company had a profit of $413,000, or $0.28 per share, on revenues of $4,462,000.

The weighted-average number of shares of common stock used to compute the basic earnings per share was increased by 36,190 and 28,480 shares for the quarters ended September 30, 1999 and 1998, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

Provided the acquisition is completed, the Company's transaction with Garrett Communications, Inc. will impact the Company's results of operations. Garrett's sales in 1998 were $8.1 million, with a year-to-date growth rate of 35 percent through the third quarter of 1999. The Company expects revenue of the two companies after completion of the merger to approach $30 million, with the combined Garrett and Waters Network Systems operating as a wholly owned subsidiary of Waters Instruments, Inc.

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

In accordance with the program, the Company has conducted an internal review of all systems and contacted all software suppliers. In the financial and information systems area, the Company has replaced the core financial and reporting systems with programs believed to be Y2K compliant. In the manufacturing area, the Company has reviewed all areas and believes them to be materially Y2K compliant. In the manufacturing area, the Company is in the process of identifying areas of exposure. The Company has contacted most of the third parties with which it has significant relationships, most of which state they intend to be Y2K compliant by the Year 2000. The Company will continue to monitor such relationships and the third party readiness for the remainder of 1999.

As of September 30, 1999, the Company had incurred $16,723 in Y2K compliance costs and $6,741 in capital expenditures for information systems that are Y2K compliant. The Company estimates future expenditures not to exceed $15,000 to complete Y2K compliance.

Cautionary Statements

Certain statements in this Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the completion and success of the transaction with Garrett Communications, Inc., as well as general competition and market conditions; (B) increased shipments within the WTS business unit, including to Winnebago Industries, depend on continued expansion of key customers; (C) increased revenues within the WNS unit, which depend on the expanded distribution channels, the success of the new regional sales offices and the acceptance and demand of its new products within the educational market as well as the OEM, industrial and commercial markets; (D) sales and market share increases within AFW depend on the actual effect of U.S. agricultural retail industry consolidation, the acceptance and demand of new AFW products, as well as general competitive and market conditions; (E) the completion of the merger with Garrett and the combined revenues depend on certain conditions (discussed in this report) being met, the success of the integration of the two companies, and general business and competitive conditions; and (F) the success of the Company's Year 2000 compliance efforts, which depend on the accuracy of its assessment of the necessary remediation efforts and projected costs as well as the accuracy of assurances received from third parties. Such risks and uncertainties could cause actual results to differ from those projected.

                                     PART-II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (A) Exhibits
             27 Financial Data Schedule  (submitted only in electronic format).

         (B) A Form 8-K dated November 4, 1999 was filed on November 4, 1999 to report the Company's announcement of the merger of Waters Network Systems and Garrett Communications, Inc.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WATERS INSTRUMENTS, INC.




                                By:  /S/ Jerry W. Grabowski
                                Jerry W. Grabowski
                                President and Chief Executive Officer
November 15, 1999