Form 10QSB
period 1999-12-31
WATERS INSTRUMENTS INC
filed 2000-02-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999
Commission file number 0-1388:

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.10 Par Value 1,479,948 shares outstanding as of February 14,
2000.

Transitional Small Business Disclosure Format (check one):
Yes  ___ No _X_



                              PART I
                       FINANCIAL INFORMATION
Item 1.  Financial Statements
                       WATERS INSTRUMENTS, INC.
                       Statement of Operations
                        (Thousands, except
                          per share data)
                        For The Three Months       For The Six Months
                        Ended December 31,          Ended December 31,
                        1999             1998        1999          1998
                   (Unaudited)    (Unaudited)   (Unaudited) (Unaudited)

NET SALES              $ 3,246       $ 2,986      $ 8,035       $ 7,448
COST OF GOODS SOLD       2,249         2,064        5,239         4,812
GROSS PROFIT               997           922        2,796         2,636

OPERATING EXPENSES
	Administrative       487           378          922           770
	Selling              631           514        1,342	      1,075
	Research and
    Development            138           128          248           248
	Total Operating
       Expenses          1,256         1,020        2,512         2,093
OPERATING INCOME (LOSS)   (259)          (98)         284           543
0
OTHER INCOME (EXPENSE)
  Net Interest
    Income (Expense)        38            35            78           62
  Net Other Income
    (Expense)                4            (3)            1          (5)
INCOME (LOSS) BEFORE
   INCOME TAX             (217)          (66)          363          600

INCOME TAX PROVISION
(BENEFIT)                  (82)          (25)          138          229
NET INCOME (LOSS)         (135)          (41)          225          371
EARNINGS (LOSS) PER
	COMMON SHARE - Basic
		and Diluted	$(0.09)	 $ (0.03)	$     0.15	$      0.25

Weighted Average
  Number of Shares
   Outstanding
   - Basic           1,471,279	1,467,448    1,471,279    1,467,448

Weighted Average
  Number of Shares
  Outstanding
  - Diluted 	  1,507,665   	1,504,514    1,507,567    1,501,978

See Notes to Financial Statements

                      PART I
                      FINANCIAL INFORMATION
Item 1. Financial Statements
                      WATERS INSTRUMENTS, INC.
                             Balance Sheet
                              (Thousands)
                                      December 31,         June 30,
                                          1999               1999
                                      (Unaudited)        (Unaudited)
Current Assets                               `
  Cash & Cash Equivalents           $       2,439      $       3,618
  Net Trade Receivables                     2,020              2,835
  Inventories                               2,564              1,871
  Prepaid Expenses                             63                101
  Deferred Income Taxes                       282                282
     Total Current Assets                   7,368              8,707

Fixed Assets
  Property, Plant & Equipment               5,757              5,617
  Less Accumulated Depreciation             4,277              4,058
     Net Fixed Assets                       1,480              1,559

Other Assets                                  160                  3
Goodwill                                       36                 45
     TOTAL ASSETS                   $       9,044      $      10,314

Current Liabilities
  Current Maturities of
    Long-term Debt                  $          31      $          35
  Accounts Payable                            764              1,460
  Accrued Salaries, Wages and
    Other Compensation                        360                626
  Product Warranties                          231                231
  Other accrued liabilities                   167                128
  Income Taxes Payable                       (141)               399
     Total Current Liabilities              1,412              2,879

Long-term Debt, Less Current
  Maturities                                    0                  0
Deferred Income Taxes                          59                 59
     TOTAL LIABILITIES                      1,471              2,938

Stockholders' Equity
  Common Stock                                148                147
  Additional Paid-in Capital                1,316              1,285
  Retained Earnings                         6,109              5,944
     TOTAL STOCKHOLDERS' EQUITY             7,573              7,376
TOTAL LIABILITIES & EQUITY          $       9,044      $      10,314

Notes to Financial Statements

ITEM 1.  Financial Statements
                        WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                                  (Thousands)
                                                   For the Six Months
                                                     Ended December 31,
                                                    1999       1998
                                               (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                 $     8,035  $   8,304
   Interest received                                     81         65
     Cash provided from operations                    8,116      8,369

   Cash paid to suppliers and employees               8,284      6,410
   Taxes paid                                           683        194
   Interest paid                                          1          3
     Cash disbursed from operations                   8,968      6,607
      Net cash provided by operations                  (852)     1,762
CASH FLOWS FROM (USED IN) INVESTING
   Capitalization of Garret merger related costs       (157)         0
   Net acquisition of fixed assets                     (140)       (91)
   Net cash used for investing                         (297)       (91)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                     32         19
   Reduction of Long-Term Debt                           (4)        (6)
     Net cash used for financing                        (30)       (45)
NET INCREASE IN CASH AND EQUIVALENTS                 (1,179)     1,626

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       3,618      1,375
CASH AND CASH EQUIVALENTS - END OF PERIOD       $     2,439  $   3,001
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATIONS:
  Net Income                                    $       225  $     371
  Depreciation and Amortization                         228        230
  Provisions For Losses On Accounts Receivable            6          6
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 815        856
    Inventories                                        (693)       230
    Prepaid Expenses and Deferred Income Taxes           38       (30)
    Accounts Payable and Accrued Expenses            (1,439)        99
NET CASH PROVIDED BY (USED IN) OPERATIONS       $      (852)  $  1,762

See Notes to Financial Statements

[CAPTION]









PART I
FINANCIAL INFORMATION

	ITEM 1.  Financial Statements (continued)

WATERS INSTRUMENTS, INC.
d/b/a Waters Corporation
Notes to Financial Statements
December 31, 1999

The financial statements were prepared by Waters Corporation without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
The Company believes the information presented is not misleading.
It is suggested that these condensed
financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10 KSB and 1999 Annual Report.

The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraphs
8 and 9 of SFAS95.

Inventories consisted of the following:
	                                December 31, 1999          June 30, 1999
Raw Materials                          $1,621,000                  $1,600,000
Work-In-Process                           108,000                      38,000
Finished Goods                            835,000                     233,000
                                       __________                  __________
Total Inventories                      $2,564,000                  $1,871,000

Item 2. Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Requirements

Waters Corporation's working capital position on December 31, 1999 was $5,956,000, a
2% increase from $5,828,000 on June 30, 1999.
The cash balance for the Company was $2,439,000 on December 31, 1999, compared to $3,618,000 on June 30, 1999.

PART I
FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

In December 1999, at Waters' request, the bank increased its line of credit commitment to $2,000,000 and extended it to December 15, 2000. The bank's line of credit charges interest at the bank's base
(prime) rate.  The prime rate was 8.50% on December 31, 1999.
The Company has not borrowed
against the line of credit during Fiscal Year 2000 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. Waters has not been charged a commitment fee on the bank line of credit.

Inventories increased by $693,000 from June 30, 1999 due primarily to the replenishment of depleted
AFW stock and orders that were delayed by WNS' customers.
The depletion of inventory for AFW
resulted from strong customer demand generated during the quarter ending June 30, 1999. Management believes existing orders and a continued demand for AFW and WNS products during the second half of the Company's Fiscal Year will reduce inventory levels.

Capital expenditures of $87,000 for the second quarter and $140,000 for the six-month period ended
December 31, 1999, were used to purchase manufacturing equipment and Y2K compliant information systems. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.
Capital expenditures for the remaining two quarters of the current Fiscal Year are estimated at $100,000.
(Do we need to state the purpose for the additional expenditures? Mfg vs Y2K?)

On October 28, 1999, at a regularly scheduled meeting of the Company's Board of Directors, the Board approved a cash dividend of $.04 per share of the Company's common stock. The dividend was paid on December 10, 1999 to shareholders of record on November 12, 1999, which resulted in an aggregate cash payment of approximately $58,000.

On November 4, 1999, the Company announced that it had signed a definitive agreement for its Waters
Network Systems business unit to merge with Garrett Communications, Inc., a San Jose, California company that serves the computer networking market.
The Company anticipates that the transaction will be completed in March 2000.

The completion of the merger is subject to customary closing conditions, including approval by the Company's shareholders at a shareholders meeting to be held on March 15, 2000. The agreement contemplates that the Company's stock will have a market value of at least $6 per share at the time of closing.

PART I
FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis or Plan of Operation (continued) The agreement calls for Waters to issue 375,000 shares of its common stock and pay $2,250,000 in cash for all outstanding stock of Garrett. In addition, outstanding options to purchase Garrett stock will be converted to options to purchase Waters common stock at a ratio of one (1) option share of Waters for every three (3) option shares of Garrett. Garrett presently has option grants outstanding for 350,000 shares. Waters intends to use its cash reserves to fully fund the cash portion of the transaction.

The Company has capitalized approximately $157,000 of merger related costs in the quarter ending
December 31, 1999.

Results of Operations
Net sales for the quarter and six-month period ended
December 31, 1999 were $3,246,000 and
$8,035,000, respectively. These figures represent a quarterly increase of 9% and a year-to date increase of 8% as compared to the prior year.

Waters Medical Systems

Waters Medical Systems' (WMS) net sales for the quarter and six-month period ended December 31, 1999 were $586,000 and $1,079,000, respectively.
These figures represent an increase of 18% for the quarter and a decrease of 5% for the six months ended
December 31, 1999 as compared to the prior year. The Company believes this is the result of timing by its customers in their capital budget ordering cycles as well as softness in Oxicom demand in the cardiac market.

The Company continues to focus on building international sales to Europe as a result of receiving the CE Mark for its RM3 Renal Preservation System.
Independent scientific research continues to support and strongly recommend pulsatile preservation as the standard for renal preservation. The Company is working with the International Society for Organ
Preservation (ISOP) to build awareness and to raise the training standards for organ preservation specialists.

American FarmWorks

Net sales for American FarmWorks (AFW) for the quarter and six-month period ended December 31, 1999 were $1,562,000 and $4,466,000, respectively.
This represents an increase of 8% for the quarter and 12% for the six-month period ended December 31, 1999 as compared to the prior year. The
Company recently partnered with Quality Stores, one of the largest U.S. agricultural retail chains. The
Company believes that AFW's sales and market share will increase during the remainder of the fiscal year as a result of the U.S. agricultural retail industry consolidation, the launch of new products, lower cost procurement, high quality products and on-time delivery performance.

PART I
FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

As a result of AFW's focus on international sales, the Company now is stocking and servicing electric fence controllers in Mexico, Costa Rica, Colombia,
Venezuela and Chile.. The Company believes Central and South America offer significant sales potential, as AFW has a differential advantage over competitors with its wide range of high quality, lower-cost solar, battery and 240-volt 50/60-cycle electric fence controllers.


AFW's patented Direct Discharge fencers were introduced to retail distribution in the fall 1999. The UL listed consumer fencer is safer to use and easier to install than traditional technologies. The Company believes the product differentiation, current advertising campaign, and strong initial interest will contribute to increased sales in the consumer segment..

Waters Technical Systems

Waters Technical Systems' (WTS) net sales increased 28% to $731,000 for the second quarter and increased 20% to $1,415,000 for the six-month period ended December 31, 1999. The sales increases resulted from of strengthening current customer partnerships by becoming the sole supplier of cable and harness assemblies to Winnebago Industries and other key customers. The Company continues to focus on improving profitability through advancing the efficiency of its manufacturing processes and actively using quotation input filters to target specific customers, markets and business levels.

Waters Network Systems

Waters Network Systems' (WNS) net sales for the quarter and six-month period ending December 31,
1999 were $367,000 and $1,075,000, respectively.
This represents decreases of 23% for the quarter and 7% for the six months ended December 31, 1999 as compared to the prior year. The Company believes the declines resulted primarily from the timing of its customers' procurement cycles as WNS products that are specified on project bids have been delayed for delivery until the second half of the Company's fiscal year.

In February, WNS received a letter of intent from one of its largest customers to purchase over $2 million in workgroup switches and media converters for delivery in fiscal year 2001. The primary reasons for the school district's choosing Waters
Network Systems' products relate to the newly released
10/100Mbps fiber switches that were designed specifically for classroom applications and to the media converters that were designed with modular flexibility.
In addition, the Company is expanding beyond the educational market to stocking product with major national distributors.

PART I
FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation (continued)

For the quarter ended December 31, 1999, gross profit for the Company declined to
30.7 % of net sales, down from 30.9% for the comparable period of last year. Gross profit for the six-month period ended December 31, 1999 was 34.8% of net sales compared to 35.4% for the comparable period of the prior year. The Company believes higher than expected WTS nonrecurring customer startup costs contributed to the decline in gross margin.

Operating expenses were $1,256,000 for the quarter and $2,512,000 for the six-month period ended
December 31, 1999, representing an increase of $236,000 and $419,000 as compared to the prior year.
The increased operating expenses resulted from the Company's efforts to fund long-range strategic initiatives, the expansion of distribution channels, and deployment of new product technologies.

Net income (loss) for the Company for the quarter ended December 31, 1999 was a loss of ($135,000), or ($0.09) per share, on revenues of $3,246,000.
For the comparable quarter of the prior year, the Company had recorded a loss of ($41,000), or ($0.03) per share, on revenues of $2,986,000. The 1999 quarter loss was primarily attributed to the higher than expected nonrecurring customer startup costs in the Company's contract manufacturing business unit.

Net income for the Company's six-month period ended December 31, 1999 was a profit of $225,000, or $0.15 per share, on revenues of $8,035,000.
For the comparable six-month period of the prior year, the Company had a net income of $371,000, or $0.25 per share, on revenues of $7,448,000. The 39% decrease in net income for the six-month period primarily related to higher than expected nonrecurring customer startup costs in the Company's contract manufacturing business unit.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 36,386 and 37,066 shares for the quarters ended December 31, 1999 and 1998, respectively, and 36,288 and 34,530 shares for the six months ended December 31, 1999 and 1998, respectively. The increases resulted from the assumed exercise of the employee stock options in computing the diluted per-share data.

Year 2000
The Company completed an extensive assessment for Y2K compliance during fiscal year 1998 and implemented a plan intended to resolve all major issues by the end of calendar year 1999. The
Company's plan identified those systems that had exposure to Y2K issues, developed and implemented action plans focused on Y2K compliance, and tested each major area of exposure to work toward material compliance. The Company believes that it has addressed all material areas of exposure prior to calendar year end 1999 and has not experienced any material Y2K problems to date.
PART I
FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation

Cautionary Statements

Certain statements in this Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the completion and success of the transaction with Garrett
Communications, Inc., as well as general competition and market conditions; (B) sufficient demand for AFW and WNS products to reduce current inventory levels depends on actual customer demand as well as general market and competitive conditions;
(C) the completion of the transaction with Garrett depends on shareholder approval and conditions set forth in the Company's agreement with Garrett;
(D) sales and market share increases within AFW depend on the actual effect of U.S. agricultural retail industry consolidation, the acceptance and demand of new AFW products, as well as general competitive and market conditions; (E) the success of the Company's Year 2000 compliance efforts, which depend on the accuracy of its assessment of the necessary remediation efforts and projected costs as well as the accuracy of assurances received from third parties. Such risks and uncertainties could cause actual results to differ from those projected.

PART I
FINANCIAL INFORMATION
Exhibits and Item 6.  Reports on Form 8-K
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


	WATERS INSTRUMENTS, INC.




	By:  /S/ Jerry W. Grabowski
	Jerry W. Grabowski
	President and Chief Executive Officer
February 14, 2000