Form 10QSB/A
period 1999-12-31
WATERS INSTRUMENTS INC
filed 2000-02-24
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB/A-1

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

This amendment is filed for purposes of changing amounts on the Statement of Cash Flows depicting Accounts Receivable and
Accounts Payable and Accrued Expenses, both of which were incorrectly stated in the Form 10-QSB filed on February 14, 2000.



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

Notes to Financial Statements

ITEM 1.  Financial Statements
                        WATERS INSTRUMENTS, INC.
                          Statement of Cash Flows
                                  (Thousands)
                                                   For the Six Months
                                                     Ended December 31,
                                                    1999       1998
                                               (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATIONS
   Cash received from customers                 $     8,035  $   8,304
   Interest received                                     81         65
     Cash provided from operations                    8,116      8,369

   Cash paid to suppliers and employees               8,284      6,410
   Taxes paid                                           683        194
   Interest paid                                          1          3
     Cash disbursed from operations                   8,968      6,607
      Net cash provided by operations                  (852)     1,762
CASH FLOWS FROM (USED IN) INVESTING
   Capitalization of Garret merger related costs       (157)         0
   Net acquisition of fixed assets                     (140)       (91)
   Net cash used for investing                         (297)       (91)
CASH FLOWS FROM FINANCING
   Cash Dividend Payment                                (58)       (58)
   Proceeds from sale of Common Stock                     32         19
   Reduction of Long-Term Debt                           (4)        (6)
     Net cash used for financing                        (30)       (45)
NET INCREASE IN CASH AND EQUIVALENTS                 (1,179)     1,626

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       3,618      1,375
CASH AND CASH EQUIVALENTS - END OF PERIOD       $     2,439  $   3,001
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATIONS:
  Net Income                                    $       225  $     371
  Depreciation and Amortization                         228        230
  Provisions For Losses On Accounts Receivable            6          6
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts Receivable                                 809        856
    Inventories                                        (693)       230
    Prepaid Expenses and Deferred Income Taxes           38       (30)
    Accounts Payable and Accrued Expenses            (1,465)        99
NET CASH PROVIDED BY (USED IN) OPERATIONS       $      (852)  $  1,762

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

In accordance with the requirements of the Exchange Act, the Company caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


	WATERS INSTRUMENTS, INC.




	By:  /S/ Jerry W. Grabowski
	Jerry W. Grabowski
	President and Chief Executive Officer
February 23, 2000