Form 10QSB
period 2000-03-31
WATERS INSTRUMENTS INC
filed 2000-05-15
CIK 104987

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2000

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter.)

(d/b/a Waters Corporation)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0832194 (IRS Employer Identification No.)

2411 Seventh Street NW
Rochester, Minnesota 55901
(Address of principal executive offices)

(507) 288-7777
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.10 Par Value—1,479,948 shares outstanding as of May 12, 2000

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statement of Operations

(Thousands, except per share data)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2000	1999	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET SALES	$4,946	$4,342	$12,981	$11,790
COST OF GOODS SOLD	3,478	2,722	8,717	7,534

GROSS PROFIT	1,468	1,620	4,264	4,256
OPERATING EXPENSES
Administrative	569	421	1,492	1,191
Selling	766	683	2,109	1,758
Research and Development	141	112	388	360
Acquisition	380	-0-	380	-0-

Total Operating Expenses	1,856	1,216	4,369	3,309

OPERATING INCOME (LOSS)	(388)	404	(105)	947
OTHER INCOME (EXPENSE)
Net Interest Income (Expense)	30	33	109	95
Net Other Income (Expense)	(11)	(4)	(10)	(10)

INCOME (LOSS) BEFORE INCOME TAX	(369)	433	(6)	1,032
INCOME TAX PROVISION	(140)	164	(2)	392

NET INCOME (LOSS)	$(229)	$269	$(4)	$640

EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(0.15)	$0.18	$0.00	$0.44
DILUTED	$(0.15)	$0.18	$0.00	$0.43

Weighted Average Number of Shares Outstanding
Basic	1,479,948	1,471,279	1,474,148	1,468,706
Weighted Average Number of Shares Outstanding
Diluted	1,530,498	1,501,372	1,515,190	1,499,309

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Balance Sheet

(Thousands)

	March 31, 2000	June 30, 1999
	(Unaudited)	(Audited)
Current Assets
Cash & Cash Equivalents	$1,418	$3,618
Net Trade Receivables	3,217	2,835
Inventories	2,876	1,871
Prepaid Expenses	28	101
Deferred Income Taxes	282	282
Income Taxes Receivable	282	0

Total Current Assets	8,103	8,707
Fixed Assets
Property, Plant & Equipment	5,832	5,617
Less Accumulated Depreciation	4,434	4,058

Net Fixed Assets	1,398	1,559
Other Assets	3	3
Goodwill	32	45

TOTAL ASSETS	$9,536	$10,314

Current Liabilities
Current Maturities of Long-term Debt	$3	$35
Accounts Payable	1,161	1,460
Accrued Salaries, Wages and Other Compensation	516	626
Product Warranties	231	231
Accrued Other Expenses	222	128
Income Taxes Payable	0	399

Total Current Liabilities	2,133	2,879

Deferred Income Taxes	59	59

TOTAL LIABILITIES	2,192	2,938

Stockholders' Equity
Common Stock	148	147
Additional Paid-in Capital	1,316	1,285
Retained Earnings	5,880	5,944

TOTAL STOCKHOLDERS' EQUITY	7,344	7,376

TOTAL LIABILITIES & EQUITY	$9,536	$10,314

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statement of Cash Flows

(Thousands)

	For the Nine Months Ended March 31,
	2000	1999
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATIONS
Cash received from customers	$12,590	$12,184
Interest received	112	99

Cash provided from operations	12,702	12,283
Cash paid to suppliers and employees	13,946	9,987
Taxes paid	678	282
Interest paid	3	4

Cash disbursed from operations	14,627	10,273

Net cash provided by (used for) operations	(1,925)	2,010
CASH FLOWS FROM INVESTING
Net acquisition of fixed assets	(215)	(135)

Net cash used for investing	(215)	(135)
CASH FLOWS FROM FINANCING
Cash Dividend Payment	(60)	(58)
Proceeds from sale of Common Stock	32	19
Reduction of Long-Term Debt	(32)	(9)

Net cash used for financing	(60)	(48)

NET INCREASE IN CASH AND EQUIVALENTS	(2,200)	1,827
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	3,618	1,375

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,418	$3,202

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED FOR) OPERATIONS:
Net Income (Loss)	$(4)	$640
Depreciation and Amortization	389	346
Provisions For Losses On Accounts Receivable	9	17
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable	(391)	386
Inventories	(1,005)	(12)
Prepaid Expenses and Deferred Income Taxes	73	(8)
Income Tax Receivable	(282)	0
Accounts Payable and Accrued Expenses	(714)	641

NET CASH PROVIDED BY (USED FOR) OPERATIONS	$(1,925)	$2,010

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

d/b/a Waters Corporation

Notes to Financial Statements

March 31, 2000

    Waters Corporation prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information presented is not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10-KSB for the year ended June 30, 1999 and the 1999 Annual Report.

1.  Marketable Securities

    The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS 95.

2.  Inventories

    Inventories consisted of the following:

	March 31, 2000	June 30, 1999
Raw Materials	$2,152,000	$1,600,000
Work-In-Process	175,000	38,000
Finished Goods	549,000	233,000

Total Inventories	$2,876,000	$1,871,000

3.  Industry Segments

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

	Quarter Ended March 31
In Thousands
	2000	1999
Net Sales
WNS	$291	$274
WTS	978	814
AFW	3,113	2,694
WMS	564	560

	$4,946	$4,342

Operating Income (Loss)
WNS	$(222)	$(150)
WTS	(21)	67
AFW	571	670
WMS	233	238
General Corporate Expenses	$(949)	$(421)

Operating Income (Loss)	$(388)	$404

Provision for income taxes
WNS	$(84)	$(57)
WTS	(8)	25
AFW	217	255
WMS	88	90
Corporate	(353)	(149)

	$(140)	$164

Capital Expenditures
WNS	$0	$0
WTS	9	11
AFW	41	24
WMS	3	1

	$53	$36

Depreciation and Amortization
WNS	$2	$2
WTS	31	15
AFW	58	48
WMS	10	4

	$101	$69

	Nine Months Ended March 31
In Thousands
	2000	1999
Net Sales
WNS	$1,367	$1,431
WTS	2,393	1,993
AFW	7,578	6,669
WMS	1,643	1,697

	$12,981	$11,790

Operating Income (Loss)
WNS	$(404)	$(166)
WTS	(25)	106
AFW	1530	1,451
WMS	666	747
General Corporate Expenses	$(1,872)	$(1,191)

Operating Income	$(105)	$947

Provision for income taxes
WNS	$(153)	$(63)
WTS	(9)	40
AFW	581	551
WMS	253	284
Corporate	(674)	(420)

	$(2)	$392

Capital Expenditures
WNS	$0	$0
WTS	92	33
AFW	47	72
WMS	25	3

	$164	$108

Depreciation and Amortization
WNS	$6	$6
WTS	63	44
AFW	153	144
WMS	23	13

	$245	$207

Identifiable Assets
WNS	$1,229	$563
WTS	1,162	931
AFW	3,282	2,555
WMS	822	830
Corporate	3,041	4,500

	$9,536	$9,379

Information of geographic information:

    For the quarter ended March 31, 2000 and 1999.

Revenues	2000	1999
United States	$4,832	$4,228
Other Regions	114	114

Total	$4,946	$4,342

    For the nine-month period ended March 31, 2000 and 1999.

Revenues	2000	1999
United States	$12,669	$11,480
Other Regions	312	310

Total	$12,981	$11,790

    For the period ended March 31, 2000 and 1999.

Long-lived assets	2000	1999
United States	$1,433,000	$1,607,000
Other Regions	—	—

Total	$1,433,000	$1,607,000

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

    Waters Corporation's working capital position on March 31, 2000 was $5,970,000, a 2% increase from $5,828,000 on June 30, 1999. The cash balance for the Company was $1,418,000 on March 31, 2000, compared to a cash balance of $3,618,000 on June 30, 1999.

    The decrease in cash from June 30, 1999 resulted primarily from increased inventory purchases to support the Company's forecasted sales growth for the remainder of FY2000 as well as WTS and AFW accounts receivable balances resulting from higher sales through March 31, 2000. Management believes existing orders and strong fourth quarter demand for the Company's products will reduce inventory levels.

    In December 1999, in preparation of the Garrett acquisition, Waters asked its bank to increase its line of credit commitment to $2,000,000 and extend it to December 15, 2000. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate. The prime rate was 9.0% at March 31, 2000. The Company has not borrowed against the line of credit during fiscal year 2000 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank's line of credit.

    Capital expenditures of $75,000 and $215,000 for the quarter and nine-month periods ended March 31, 2000, respectively, were used to purchase manufacturing equipment and upgrade information systems. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. Capital expenditures for the remaining quarter of the current Fiscal Year are estimated at $75,000.

    Even though Garrett Communication's Board of Directors voted not to proceed with the merger with Waters, significant legal and processing costs were incurred. The Company had capitalized approximately $157,000 of the costs related to the Garrett merger in the quarter ending December 31, 1999. For the quarter ended March 31, 2000, accumulated merger-related costs of $380,000 have been expensed to operations.

Results of Operations

    Net sales for the quarter and nine-month period ended March 31, 2000 were $4,946,000 and $12,981,000, respectively. This represents an increase of 14% for the quarter and 10% for the nine months ended March 31, 2000 as compared to the prior year.

Waters Medical Systems

    Waters Medical Systems' (WMS) net sales for the quarter and nine-month period ended March 31, 2000 were $564,000 and $1,643,000, respectively. This represents an increase of 1% for the quarter and a 3% decrease for the nine months ended March 31, 2000, as compared to the prior year. The Company believes the softness in WMS sales for the nine months ended March 31, 2000 was primarily due to the inability to ship a backlog of customer orders of RM3 cassettes resulting from supplier quality issues that were substantially resolved in January 2000 as well as a temporary softness in Oxicom demand in the cardiac market.

    WMS is increasing its European orders of RM3s as a result of its international sales focus since receiving the CE Mark for its RM3 Renal Preservation System. The RM3 continues to be the only FDA and CE Mark approved pulsatile perfusion device used to preserve kidneys prior to transplant. Worldwide independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

American FarmWorks

    Net sales for American FarmWorks (AFW) for the quarter and nine-month period ended March 31, 2000 were $3,113,000 and $7,578,000 respectively. This represents an increase of 16% for the quarter and 14% for the nine-month period ended March 31, 2000 as compared to the prior year. The increased AFW sales resulted from strengthened partnerships with Tractor Supply and Quality stores, two of the largest U.S. agricultural retail chains. In addition, AFW signed an exclusive agreement with Orscheln Farm and Home, a 90-store retail chain in Missouri, Kansas and Oklahoma. The Company believes that AFW's sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and AFW's best-in-class quality and on-time delivery performance.

    To address the significant sales potential in Central and South America, the Company partnered with a complementary accessories electric fence manufacturer to supply a complete fence system, and dedicated a full time sales manager to develop distribution partners. With the ongoing efforts and continuity, the distributor relationships are growing in the various countries, resulting in the sales volume starting to build.

    As a result of AFW's focus on international sales, the Company is stocking and servicing electric fence controllers in Mexico, Costa Rica, Colombia, Venezuela and Chile. The Company continues to position American FarmWorks for future international sales growth. With its recent CSA approval, required for sales into Canada, distribution has been established.

Waters Technical Systems

    Waters Technical Systems' (WTS) net sales were $978,000 for the quarter and $2,393,000 for the nine-month period ended March 31, 2000, with both increasing 20% compared to the prior year. The majority of the sales increase was the result of expanded sales from our three largest customers. WTS continues to focus on providing OEM cable assemblies to our existing and new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities.

    Physical Electronics, a current customer of WTS, has chosen to outsource all of their cable and harness assemblies through WTS. In May 2000, Physical signed a one-year $1 million agreement to transfer all engineering support and manufacturing of cable and harness assemblies to WTS.

Waters Network Systems

    Waters Network Systems' (WNS) net sales for the quarter ending March 31, 2000 were $291,000 compared to $274,000 for the same quarter of the prior year. For the nine months ended March 31, 2000, net sales decreased 5% to $1,367,000 as compared to the prior year. The Company believes the decline resulted primarily from the impact of funding delays relating to the Universal Service Administrative Company's (USAC's) E-Rate program, which in turn postponed K-12's procurement of internal connections LAN hardware. The Company anticipates the WNS products specified on the project bids will ship either in the fourth quarter of fiscal 2000 or the first quarter of fiscal 2001 under USAC Wave 3 E-Rate Funding.

    In February, WNS received a letter of intent from one of its largest customers to purchase over $2,000,000 in workgroup switches for delivery in fiscal year 2001. The school district chose Waters Network Systems' newly released 10/100Mbps fiber/copper switches that were designed specifically for classroom applications.

Waters Corporation

    The gross profit for Waters Corporation was 29.7% of net sales for the quarter ended March 31, 2000, down from 37.3% reported for the prior year's comparable period. Gross profit for the nine-month period ended March 31, 2000 was 32.8% of net sales compared to 36.1% for the comparable period of the prior year. The decrease in gross margin was due primarily to the following nonrecurring events; a decision by AFW for customer relations reasons, a noncontractual obligation, to buy back inventory during the AFW customer buyback of inventory during the third quarter that will be resold through the Company's distribution system; the inability to ship WMS backlog of RM3 cassettes resulting from supplier quality issues that have been substantially resolved; and higher than expected startup and product costs in the WTS business unit.

    Operating expenses were $1,856,000 for the quarter and $4,369,000 for the nine-month period ended March 31, 2000, representing an increase of $640,000 and $1,060,000, respectively, when compared to comparable periods for the prior year. The increased operating expenses resulted from the Company's acquisition efforts to merge with Garrett Communications, Inc., post implementation information system consulting and the Company's continued marketing and sales efforts to grow revenues and distribution channels.

    Net income for the Company for the quarter ended March 31, 2000 was a loss of ($229,000), or ($0.15) per share, on revenues of $4,946,000. For the comparable quarter of the prior year, the Company had a profit of $269,000, or $0.18 per share, on revenues of $4,342,000.

    Net income for the nine-month period ended March 31, 2000 was a loss of ($4,000), or $0.00 per share, on revenues of $12,981,000. For the comparable nine-month period of the prior year, the Company had a net income of $640,000 or $0.44 per share, on revenues of $11,790,000.

    The decrease in net income was due primarily to the third quarter reduction in gross margin resulting from a nonrecurring AFW customer buyback of inventory; higher than expected startup and product costs in the WTS business unit; increased operating expenses resulting from the Company's merger efforts with Garrett Communications; post implementation consulting in connection with the Company's information system; and the Company's continued marketing and sales efforts to grow revenues and distribution channels, all which were non-recurring in nature.

    The weighted-average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per-share data. The basic earnings per share was increased by 50,550 and 30,093 shares for the quarters ended March 31, 2000 and 1999, respectively, and 41,042 and 30,603 shares for the nine months ended March 31, 2000 and 1999, respectively.

    Certain statements in this Management's Discussion and Analysis are forward-looking and are subject to a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those projected in this report. Particularly, those statements relating to (a) growth in AFW is dependent on the agricultural retail sales consolidation and growth, international sales expansion, marketing and new product acceptance, as well as general market and competitive conditions; and (b) the Company's sufficiency of capital resources depends upon the Company's achieving its projected revenues without substantial unexpected operating expenses, as well as other general business conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, as actual results could differ.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    On March 15, 2000, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,408,662 or 95.5% of the issued and outstanding shares (1,494,279), which exceeded the 33-1/3% required for a quorum. For most matters brought to vote before the Shareholders, the Company's Bylaws require the affirmative vote of the greater of: (1) a majority of the voting power of the shares represented in person or by proxy at the Annual Meeting with authority to vote on such matters (50.01%); or (2) a majority of the voting power of the minimum number of shares that would constitute a quorum for the transaction of business at the Annual Meeting (33-1/3%).

    All directors are elected annually at the Annual Meeting of Shareholders. The following people were elected to serve as directors of the Company for the ensuing year:

Name	Age	Position with the Company and Principal Occupation	Year in Which First Became a Director
William R. Franta	57	Director. Vice President of Product Strategy for REAL Solutions, Inc..	1997
Jerry W. Grabowski	48	President, Chief Executive Officer and Director of the Company.	1993
John A. Grimstad	49	Secretary and General Counsel of the Company. Vice President of Fredrikson & Byron, P. A. in Minneapolis, Minnesota.	1996
Charles G. Schiefelbein	60	Director. President of Capital Growth Services of Minneapolis, Minnesota.	1986

    Submitted for vote at the meeting were the following four proposals:

    1.  To approve the issuance of 375,000 shares of common stock to shareholders of Garrett Communications, Inc. in connection with the merger of Garrett and Waters Network Systems into a wholly owned subsidiary of Waters. This approval was to be effective only if Garrett completed the proposed merger.

    The shares voting for the resolution totaled 937,167 or 66.53%. Voting against or abstaining were 7,413 or .54% of the shares. Therefore this proposal was approved.

    2.  To approve Waters' Amended and Restated Bylaws which would have amended Waters' existing bylaws to divide Waters' Board of Directors into two classes, with each class serving a staggered three-year term (except, initially, Class I directors), to provide that directors may be removed only for cause, to specify a mechanism for nominating directors, and to provide that certain provisions of the Waters' new amended and restated bylaws may only be amended by the vote of two-thirds of the outstanding shares of Waters capital stock entitled to vote.

    The shares voting for the resolution totaled 933,271 or 62.25%. Shares voting against or abstaining were 11,439 or .81% of the shares. Therefore, this proposal was approved.

    3.  To approve an amendment to Waters' 1995 Stock Option Plan to increase the number of shares of Waters' common stock available for issuance under that plan.

    The shares voting for the resolution totaled 891,077 or 63.24%. Shares voting against or abstaining were 53,633 or 3.83% of the shares. Therefore, this proposal was approved.

    4.  To set the size of the board and to elect directors as called for by the Amended and Restated Bylaws.

    Shares voting for the resolutions totaled 1,002,880 or 99.98% of the shares. Shares voting to withhold authority totaled 225 or .02% of the shares. Because the merger was not completed, the size of the Board remained at 4 directors. However the Amended and Restated Bylaws divided the board into two classes of directors: William R. Franta and John A. Grimstad were elected to 2-year terms, and Jerry W. Grabowski and Charles G. Schiefelbein were elected to 3-year terms.

Item 5.  Other Information

    On February 28, 2000, Waters Instruments, Inc. announced by press release that Garrett Communications, Inc. had told Waters that Garrett's Board of Directors had authorized the termination of the proposed merger transaction with Waters under the Amended and Restated Agreement and Plan of Reorganization dated November 3, 1999 between Waters, Garrett, certain shareholders of Garrett and WG Merger Corp., a wholly owned subsidiary of Waters (the "Merger Agreement"). Both Waters and Garrett had sent a proxy statement to their respective shareholders asking shareholders to vote on the proposed transaction at meetings scheduled for March 15, 2000. Waters indicated in its February 28 press release that it believed Garrett's actions breached the Merger Agreement and Waters continued to urge Garrett to complete the merger transaction. On March 15, 2000, although Waters was fully prepared to close the transaction, Garrett continued its refusal to close. Waters has concluded that the merger with Garrett will not take place and reserves it rights to pursue any available remedies with respect to Garrett's actions.

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
May 12, 2000

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K