Form 10KSB40
period 2000-06-30
WATERS INSTRUMENTS INC
filed 2000-09-15
CIK 104987

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2000

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation: Minnesota
IRS Employer Identification No. 41-0832194

2950 Xenium Lane N., Suite 108, Minneapolis, MN 55441(763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.10 Par Value Per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The net sales for the Company for the Fiscal year ended June 30, 2000 were $19,807,000.

    The aggregate market value of the voting stock held by non-affiliates of the Company on August 31, 2000 was $6,833,329. The number of shares outstanding of the Company's Common Stock on August 31, 2000 was 1,479,948.

DOCUMENTS INCORPORATED BY REFERENCE

    Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 22, 2000.

    Transitional Small Business Disclosure Format (Check One) Yes / / No /x/

PART I

ITEM 1.  BUSINESS

(a) Business Development

    A Minnesota corporation since 1960, Waters Instruments, Inc. is a customer-focused, market-driven provider of value-added technology solutions. During fiscal year 2000, sales were conducted through four principal business units: agricultural electric fencing {d/b/a American FarmWorks (AFW)}; medical products {d/b/a Waters Medical Systems (WMS)}; custom contract manufacturing {d/b/a Waters Technical Systems (WTS)}; and computer network connectivity {d/b/a Waters Network Systems (WNS)}.

(b) Business of Issuer

  (1)
  American FarmWorks

    American FarmWorks (AFW) designs, manufactures and sells electric fence controllers used for livestock, equine, predator, and pet containment. The Company considers itself the largest of the four major suppliers of such controllers in the United States. Fence controllers convert both AC and DC power into high-voltage impulses on a wire fence producing a stinging, but safe shock. American FarmWorks sells to distribution channels through independent representatives. Sales by AFW in fiscal year 2000 were 57.7% of the Company's total sales compared to 57.9% in the prior year.

    Two AFW customers had sales in fiscal 2000 that amounted to greater than 10% of the Company's total sales for fiscal 2000. These companies combined total fiscal 2000 sales were approximately $5,309,000.

    To address the sales potential in Central and South America, the Company partnered with a complementary electric fence accessories manufacturer to supply a complete fence system, and assigned a sales manager to develop distribution channels. With the dedicated focus, the distributor relationships and resulting sales volumes are currently being built. The Company believes Central and South America offer significant sales potential, as AFW has a differential advantage over competitors with its wide range of high quality, lower-cost solar, battery and 240-volt 50/60-cycle electric fence controllers.

    There were no significant sales from AFW made to governmental agencies; likewise, there are no contracts subject to renegotiation. Raw materials used in the production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers; however, the Company received a patent in fiscal 1999 on a direct discharge design that it believes offers significant advantages over traditional electric fence technologies. The Company released new products using the direct discharge technology in the first quarter of fiscal 2000.

    The Company believes its trademarks associated with the business are of value and include: American FarmWorks, Blitzer, BullDozer, Dyna-Charge, HOL-DEM, Hot Spark, International, Kwik Korral, Tarantula, Yellow Jacket and Wasp.

    American FarmWorks' business is seasonal, with peak customer demand occurring in the spring and summer months. Backlog is not significant in this unit's operations since most orders are filled within days after receipt.

  (2)
  Waters Medical Systems

    Waters Medical Systems (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. WMS developed the RM3 Renal Preservation Monitor, a two-part kidney preservation system, to preserve kidneys for transplant while significantly improving post-surgical patient outcomes. Within a vast medical equipment industry, WMS focuses on being the dominant supplier in specific market niches. Sales by WMS in fiscal 2000 were 12.4% of the Company's total sales compared to 13.3% in fiscal 1999.

    Early in fiscal 2000, WMS received ISO 9002 certification for manufacturing standards of excellence, as well as EN 46002 certification and the CE Mark on its RM3 Renal Preservation System in the organ transplant business. The CE Mark approval is required to market the RM3 in Europe.

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

    The Company holds several patents relating to its current and new medical product lines. The significance of the patents pending on new products is yet to be determined. Waters Medical Systems' business does not experience seasonal sales variations.

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

    The FDA classifies medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. At present, all of WMS' products have FDA marketing approvals and are Class II devices, which are subject to performance standards in addition to general controls. Any new versions of the present product offerings or future new products will require the process of obtaining FDA approval.

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

  (3)
  Waters Technical Systems

    Waters Technical Systems provides contract manufacturing of electromechanical assemblies, wiring harnesses and cable assemblies for a variety of technology markets. While the industry in which the business unit operates used to be marked by a large number of relatively small suppliers operating predominantly on a regional basis, recent consolidation trends have resulted in a greater number of large suppliers operating on a national basis. The Company believes Waters Technical Systems competes effectively within its regional area.

    During fiscal 2000, WTS sales increased by 38.8% through the focus and development of key current and new large customer accounts. Sales by WTS in fiscal 2000 represented 18.7% of the Company's total sales compared to 15.2% in the prior year. WTS primarily sells directly through an internal sales team to OEMs.

    As a turnkey operation, this business unit is often required to order significant inventories of raw materials to provide adequate lead-time for meeting customer delivery requirements. Most inventories are contracted to the customer, significantly reducing the risk and liability to WTS. Raw materials necessary to this unit's business are generally available from a number of suppliers. Patents and proprietary rights are of no significance to WTS' business.

  (4)
  Waters Network Systems

    Waters Network Systems manufactures and markets a wide range of connectivity products for Ethernet local area networks (LANs). The products connect computers and peripherals to create a network within buildings. While the industry for network products is competitive and covers a wide range of applications, WNS primarily focuses on the educational market segment, providing LAN solutions for classrooms.

    During fiscal year 2000, Waters Network Systems continued to expand its product line to include a wide range of Ethernet, Fast Ethernet and dual-speed hubs, switches and media converters for both copper and fiber LANs. These products provide the flexibility to increase the speed or capacity of current networks. The Company believes WNS offers the widest range of enclosed classroom hubs and switches in the industry.

    The LAN products are sold primarily through dealers that resell the products as well as provide network cabling installations. Less than 20% of the WNS total sales are purchased directly by school districts or local Boards of Education. The sales cycle in education is long, frequently taking over a year from products specification to product installation. Many of the dealers currently have been awarded the bids for specific school districts, with the installation to occur in fiscal year 2001 and beyond.

    Sales by WNS in fiscal year 2000 decreased 6.9% from the prior year, representing 11.2% of the Company's total sales compared to 13.6% in fiscal year 1999. While Waters continues to make major inroads in K-12 education through E-rate, delays in disbursement of funds are occurring as a result of high demand. WNS is specified on over $3.5 million worth of education E-rate bids, but schools depend on the funding and the E-rate affects the timing of the purchases. The result has been delayed sales. The educational market for LAN installations is seasonal, with sales peaking during the summer months when school is out of session.

  5)
  Information as to Company's Business as a Whole

    During fiscal years 2000 and 1999, the Company expended $524,000 and $526,000 for research and development activities, respectively.

    As of June 30, 2000, the Company had a total of 172 employees, with 139 of them regular full-time employees. This compares to a total of 146 employees, with 117 regular full-time employees one-year prior.

  (6)
  Financial Information about Foreign and Domestic Operations and Export Sales

    The Company maintains no offices or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $511,000 in fiscal year 2000, compared to $463,000 in fiscal year 1999. Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries. In fiscal 2000, the Company had minimal activities outside of the United States.

ITEM 2.  PROPERTIES

    The Company currently leases 2,500 square feet of office space in a Plymouth, Minnesota office complex for its corporate headquarters. The lease extends through October 31, 2001 and requires a monthly payment of $3,156. The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota. The building houses the corporate administration and production facilities for all of the business units. Fourteen thousand square feet of the facility is devoted to office and engineering space with the remaining area used for manufacturing and warehousing. Approximately 12% is used by Waters Medical Systems, 34% by Waters Technical Systems, 45% by American FarmWorks, and 9% by Waters Network Systems.

    The Company believes that insurance coverage on its properties is adequate.

ITEM 3.  LEGAL PROCEEDINGS

    During fiscal year 2000, the Company did not have and currently does not have any legal proceedings pending which are outside of routine litigation that is incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2000 fiscal year.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASDAQ National Market under the symbol WTRS. Below are the high and low bid prices for each quarter of fiscal years 2000 and 1999 as reported on the NASDAQ National Market. These quotations represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.

    As of August 31, 2000 the Company had approximately 618 shareholders of record.

Dividend Summary

    The Board of Directors of the Company declared a dividend at a regularly scheduled meeting held on October 28, 1999. The dividend was based on fiscal year 1999 operating results. The Company paid the dividend in December 1999 at the rate of $.04 per share, or an aggregate amount of $60,000. The Company also paid a dividend in December 1998 of $.04 per share for an aggregate amount of $58,000.

    The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company's 2000 Annual Meeting of Shareholders.

    The Company has paid its shareholders annual dividends for 24 of the last 25 years, with the first dividend paid in 1975.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance on June 30, 2000 was $1,563,000, a decrease of $2,055,000 from its June 30, 1999 balance of $3,618,000. The Company's working capital position at June 30, 2000 was $6,801,000, an increase of 16.7% from the $5,828,000 amount at June 30, 1999.

    The decrease in cash from June 30, 1999 resulted primarily from increased inventory purchases to support the Company's forecasted sales growth in the WNS business unit as well as increased WTS and AFW accounts receivable balances resulting from higher sales through June 30, 2000. Management believes existing orders and demand for the Company's products will reduce inventory levels.

    Waters currently has a bank line of credit commitment of $2,000,000 through December 15, 2000. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate. The prime rate was 9.5% at June 30, 2000. The Company has not borrowed against the line of credit during fiscal year 2000 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the

Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank's line of credit.

    Capital expenditures were $285,000, during fiscal year 2000, an increase of $41,000 from the prior year. Improvements to manufacturing equipment and upgrades to information systems comprised the bulk of capital expenditures in fiscal 2000. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

    In 1999 the Company entered into a merger agreement with Garrett Communications. Although Garrett's Board of Directors ultimately voted not to proceed with the merger, Waters incurred significant legal and processing costs. For fiscal 2000, accumulated merger-related costs of $380,000 have been expensed to operations. Also in fiscal 2000, the Company incurred information systems consulting costs of $279,000 to accelerate the software integration for the merger, resulting in total expenses of up to $659,000 that were related to the terminated merger with Garrett Communications.

RESULTS OF OPERATIONS

    Fiscal Year 2000 Compared with Fiscal Year 1999

    Net sales for fiscal year 2000 were $19,807,000, an increase of 12.6% over net sales of $17,585,000 in fiscal 1999.

    Net sales in Waters Medical Systems increased 4.5% in fiscal year 2000 compared to 1999. The division had record sales for its RM3 Renal Preservation Monitor with new customer sales to organ procurement organizations and hospitals.

    As a result of last year's CE Mark approval on the RM3, WMS has sold 30% of its total fiscal 2000 sales of RM3s to the European market. The RM3 continues to be the only FDA and CE Mark approved pulsatile perfusion device used to preserve kidneys prior to transplant. In addition, the WMS division received ISO 9002 and EN 46002 certification early in fiscal 2000.

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

    Waters Technical Systems' (WTS) net sales increased 38.8% to $3,704,000 compared to fiscal 1999. The majority of the sales increase resulted from expanded sales from our three largest customers. WTS continues to focus on providing OEM cable assemblies to our existing and new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities.

    The Company believes that increased sales and margin improvement can be achieved by targeting large OEMs requiring wire and harness capabilities and improving profitability on existing assemblies through the use of automation and process enhancements.

    Net sales in American FarmWorks in fiscal 2000 increased 12.2% compared to the prior year. The increased AFW sales resulted from strengthened partnerships with Tractor Supply and Quality stores, two of the largest U.S. agricultural retail chains. In addition, AFW signed an exclusive agreement with Orscheln Farm and Home, a 90-store retail chain in Missouri, Kansas and Oklahoma.

    The Company believes that AFW's sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and AFW's best-in-class quality and on-time delivery performance.

    New AFW products launched in fiscal 2000 included the patented direct discharge, which targeted the lawn and garden market, and the Tarantula, American FarmWork's largest and most powerful battery-operated fencer. Both of these products contributed to fiscal 2000 sales growth.

    Waters Network Systems' (WNS) net sales decreased 6.9% in fiscal year 2000 compared to fiscal 1999. The Company believes the decline resulted primarily from the impact of funding delays relating to the Universal Service Administrative Company's (USAC's) E-Rate program, which in turn postponed K-12's procurement of internal connections LAN hardware. The Company anticipates the WNS products specified on the project bids will ship in fiscal 2001 under USAC's E-Rate Funding.

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

    The gross profit declined to 34.7% of net sales in fiscal year 2000 from 36.2% in fiscal 1999. The decrease in gross margin was due primarily to higher than expected startup and product costs in the WTS business unit and inventory write downs due to product obsolescence in the WNS business unit.

    Operating expenses were $5,709,000 for fiscal year 2000, representing an increase of $847,000, or 17.4%, from fiscal 1999 expenses of $4,862,000. The increased operating expenses resulted from the Company's acquisition efforts to merge with Garrett Communications, Inc., post implementation information systems consulting and the Company's continued marketing and sales efforts to grow revenues and distribution channels.

    Interest expenses, principally lease financing on the Company's equipment, were $4,000 during fiscal 2000, compared to $5,000 in the prior year.

    Net income for the quarter increased 129.8% to $841,000 or $0.57 per share, compared with $366,000 or $0.25 per share in the fourth quarter of fiscal 1999.

    Net income for the year decreased to $837,000 or $0.57 per share, compared to $1,006,000 or $0.68 per share in fiscal 1999. The decrease in net income for the year was due primarily to the third quarter reduction in gross margin resulting from a nonrecurring AFW customer buyback of inventory; higher than expected startup and product costs in the WTS business unit; increased operating expenses resulting from the Company's merger efforts with Garrett Communications; post implementation consulting in connection with the Company's information systems, all which were non-recurring in nature, and the Company's continued marketing and sales efforts to grow revenues and distribution channels.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competition and market conditions; (B) increased overall efficiency and management depends on the actual benefits of and training related to recent capital expenditures; (C) increased sales and margin improvement within the WTS business unit which depend on continued expansion of key customers and the Company's ability to obtain large OEMs as clients, as well as the Company's actual ability to improve its processes; (D) increased demand for the RM3 depends on the Company's success in increasing the public's awareness of the product's benefits as well as general competitive and market conditions; and (E) sales and market share increases within AFW depend on the actual effect and extent of the US agricultural retail industry consolidation, the acceptance and demand of new AFW products domestically and internationally, as well as general competitive and market conditions.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(a) The following documents are filed as part of this report:

  (1)
  Financial Statements:

Management's Responsibility for Financial Reporting

     July 28, 2000

To the Stockholders of
Waters Instruments, Inc.

Minneapolis, Minnesota

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

                      /s/ Gregory J. Anshus

                      Gregory J. Anshus
                       Chief Financial Officer

INDEPENDENT AUDITORS REPORT

     To the Stockholders and
Board of Directors

Waters Instruments, Inc.
Minneapolis, Minnesota

    We have audited the accompanying balance sheets of Waters Instruments, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                      /s/ McGladrey & Pullen, LLP
                       MCGLADREY & PULLEN, LLP

Rochester, Minnesota
July 28, 2000

Balance Sheets

	June 30
	2000	1999
	In Thousands
Current assets
Cash and equivalents (Note 2)	$1,563	$3,618
Trade receivables (Notes 3 and 5)	4,607	2,835
Inventories (Notes 4 and 5)	2,933	1,871
Prepaid expenses	103	101
Deferred income taxes (Note 6)	207	282

Total current assets	9,413	8,707
Property, plant and equipment
Land	128	128
Building	1,518	1,510
Machinery and equipment	2,561	2,342
Office furniture and equipment	1,656	1,637

	5,863	5,617
Less accumulated depreciation	4,449	4,058

Net property, plant and equipment	1,414	1,559
Other assets
Costs in excess of net assets of businesses acquired, net of amortization	28	45
Investments	3	3

Total other assets	31	48

Total assets	$10,858	$10,314

Current liabilities
Trade payables	1,364	1,495
Accrued expenses
Salaries, wages, and other compensation	664	626
Product warranties	231	231
Other accrued liabilities	242	128
Income taxes payable	111	399

Total current liabilities	2,612	2,879
Deferred income taxes (Note 6)	61	59
Stockholders' equity (Note 7)
Preferred stock, par value $25; Authorized: 120,000 shares; issued and outstanding: none
Common stock, par value $.10 per share; Authorized: 5,000,000 shares; issued and outstanding: 1,479,948 shares (2000), 1,471,279 shares (1999)	148	147
Additional paid-in capital	1,316	1,285
Retained earnings	6,721	5,944

Total stockholders' equity	8,185	7,376

Total liabilities and equity	$10,858	$10,314

The accompanying notes are an integral part of the financial statements.

Statements of Operations

	In Thousands, except per share data
	Year Ended June 30
	2000	1999
Net sales	$19,807	$17,585
Cost of goods sold	12,928	11,225

Gross profit	6,879	6,360
Operating expenses
Administrative	1,931	1,759
Selling	2,874	2,577
Research and development	524	526
Garrett acquisition (Note 8)	380	—

Total operating expenses	5,709	4,862
Operating income	1,170	1,498
Other income
Interest income	138	138
Interest expense	(4)	(5)
Other income, net	1	(7)

Income before income taxes	1,305	1,624
Income tax provision (Note 6)	468	618

Net income	$837	$1,006
Net income per share—basic (Note 1 N)	$.57	$.68
Net income per share—diluted (Note 1 N)	$.55	$.67

Weighted average number of shares outstanding—basic	1,475,590	1,469,348
Weighted average number of shares outstanding—diluted	1,514,447	1,500,757

Statements of Stockholders' Equity

	Common Stock
	Outstanding Shares	Amount	Additional Paid In Capital	Retained Earnings
	In Thousands
Balance June 30, 1998	1,467	$147	$1,266	$4,996
Net Income for the period	—	—	—	1006
Dividends paid ($.04/share)	—	—	—	(58)
Issuance of common stock	4	—	19	—

Balance June 30, 1999	1,471	$147	$1,285	$5,944
Net Income for the period	—	—	—	837
Dividends paid ($.04/share)	—	—	—	(60)
Issuance of common stock	9	1	31	—

Balance June 30, 2000	1,480	$148	$1,316	$6,721

The accompanying notes are an integral part of the financial statements.

Statements of Cash Flow

	Year Ended June 30
	2000	1999
	(In Thousands)
Cash flows provided by (used for) operations
Cash received from customers	$18,035	$17,417
Interest received	138	138
Cash paid to suppliers and employees	(19,232)	(14,642)
Interest paid	(4)	(5)
Income taxes paid	(679)	(370)

Net cash provided by (used for) operations	(1,742)	2,538

Cash flows from investing
Capital expenditures	(285)	(244)

Net cash used for investing	(285)	(244)
Cash flows from financing
Proceeds from sale of common stock	32	19
Payment of long-term debt	—	(12)
Dividends paid	(60)	(58)

Net cash used for financing	(28)	(51)

Net increase (decrease) in cash and equivalents	(2,055)	2,243
Cash and equivalents, beginning of year	3,618	1,375

Cash and equivalents, end of year	$1,563	$3,618

Reconciliation of net income to net cash provided by (used for) operations:
Net income	$837	$1,006
Depreciation and amortization	424	454
Gain on the disposal of equipment	(3)	—
Deferred income taxes	77	(79)
Changes in assets and liabilities
Accounts receivables	(1,772)	(168)
Inventories	(1,062)	144
Prepaid expenses	(2)	(29)
Trade payables	(105)	562
Accrued expenses	152	322
Income taxes payable	(288)	326

Net cash provided by (used for) operations	$(1,742)	$2,538

The accompanying notes are an integral part of the financial statements

Notes to Financial Statements

1.  Nature of Business and Significant Accounting Policies

A.
Nature of Business

    The Company operates four principal business units: Waters Network Systems (WNS), Waters Technical Systems (WTS), American FarmWorks (AFW), and Waters Medical Systems (WMS). The sales of products from all four business units occur principally within the United States. Waters Network Systems, the most recently formed business unit, addresses local area network connectivity solutions for educational and other markets. Waters Technical Systems is a contract manufacturer of electromechanical assemblies, cable and harness assemblies for the construction, industrial, consumer and computer industries. American FarmWorks designs, manufactures and markets electric fence controllers for animal control and containment to agricultural cooperatives, mass merchandisers focusing on the retailer market, and lawn and garden stores. Waters Medical Systems designs and manufactures organ preservation devices and cardiovascular analytical instruments used in hospitals and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers' financial conditions, but generally requires no collateral.

B.
Fair Value of Financial Instruments

    The fair value of cash and cash equivalents, accounts receivable, and trade payable approximate the carrying amount because of the short maturity of those instruments.

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

F.
Intangible Asset

    Cost in excess of net assets acquired is amortized on a straight-line basis over a twenty-year period beginning in 1983. Amortization of $17,000 is recorded annually. Accumulated amortization at June 30, 2000 and 1999 was $322,000 and $305,000, respectively.

G.
Long-lived Assets

    The Company assesses long-lived assets for impairment and makes provision for impairment when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

H.
Product Warranty

    Some of the Company's products are currently covered by product warranties for one year after date of purchase. At the time of sale, the Company recognizes an estimated warranty cost based on expected future claims.

I.
Employee Benefits

    The Company has a 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. The Plan has a calendar year-end. During each of the fiscal years ending June 30, 2000 and 1999, the Company expensed $26,000 and $25,000 in matching contributions, respectively.

    The Company offers medical insurance to its associates, which it self-insures up to $25,000 per individual and $1,000,000 in aggregate. During the fiscal years ended June 30, 2000 and 1999, the amounts charged to income under this plan was $364,000 and $347,000, respectively.

J.
Revenue Recognition

    The Company recognizes revenue when the product is shipped from its warehouse F.O.B. shipping point.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of calendar 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

K.
Research and Development

    Research and Development costs are expensed as incurred.

L.
Advertising Costs

    The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2000 and 1999 were $420,000 and $398,000, respectively.

M.
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

N.
Net Income per Common Share

    Net income per basic share is computed based upon the weighted average number of common shares issued and outstanding during each year. Dilutive per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants as discussed in Note 7) unless the effect is to reduce a loss or increase income per share.

    The weighted-average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per-share data. The basic earnings per share was increased by 38,857 and 31,409 shares for the assumed exercise of the stock options and warrants (Note 7), in computing the diluted earnings per share data.

O.
New Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity recognize all derivatives as either assets or liabilities at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning July 1, 2000. In June 2000, the "FASB" issued SFAS No. 138 which amended some of the accounting and reporting standards for derivative instruments and hedging activities outlined in SFAS no. 133. Based upon the nature of the financial instruments and hedging activities in effect as of June 30, 2000, these pronouncements would not have a material impact on the Company's financial position or results of operations.

2.  Credit Risks and Concentrations

    At June 30, 2000 and 1999, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation insurance coverage. The Company has performed an evaluation of the relative credit standing of this financial institution and believes it has limited its credit exposure accordingly. In addition, the Company maintains cash balances in a money market mutual fund with Norwest Funds. (On July 8, 2000, Norwest became Wells Fargo.) Such funds are not insured and totaled $1,599,000 at June 30, 2000 and $3,486,000 at June 30, 1999. The Company has not incurred any losses in such accounts.

3.  Trade Accounts Receivable

    Trade accounts receivable consist of the following:

	2000	1999
	In Thousands
Trade accounts receivable	$4,651	$2,877

Less allowance for doubtful accounts	44	42

Totals	$4,607	$2,835

4.  Inventories

    Inventories consist of the following:

	2000	1999
	In Thousands
Raw materials	$2,131	$1,849
Work-in-process	162	38
Finished goods	923	233
Less reserve for obsolescence	283	249
Totals	$2,933	$1,871

5.  Line of Credit

    The Company has a $2,000,000 line of credit with its bank. Borrowings under the line are charged interest at the prime rate and are collateralized by accounts receivable and inventories. The prime rate was 9.5% at June 30, 2000. The credit agreement expires December 15, 2000. The credit agreement requires the Company to meet certain financial ratios and covenants. There were no borrowings outstanding under the line of credit at June 30, 2000.

6.  Income Taxes

    The income tax provision charged to continuing operations for the years ended June 30, 2000 and 1999 are as follows:

	2000	1999
	In Thousands
Current:
US federal	$355	$628
State	36	69

Total current	391	697

Deferred:
US federal	69	(69)
State	8	(10)

Total deferred	77	(79)

Total current and deferred:	$468	$618

    The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2000 and 1999 due to the following:

	2000	1999
	In Thousands
Computed "expected" tax expense	$457	$568
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	16	14
State taxes, net of federal tax benefits	35	56
Tax credits	(16)	(27)
Other	(24)	7

Total	$468	$618

    Net deferred tax assets consist of the following components as of June 30, 2000 and 1999:

	2000	1999
	In Thousands
Deferred tax assets
Employee benefits and severance	$105	$119
Inventory and receivable allowances	16	77
Warranty and contingency reserves	86	86

Total deferred tax assets	$207	$282
Deferred tax liabilities
Property and equipment	$61	$59

Total deferred tax liabilities	61	59

Net deferred tax assets	$146	$233

    The components giving rise to the net deferred tax assets described above have been included in the Company's Balance Sheets as of June 30, 2000 and 1999 as follows:

	2000	1999
	In Thousands
Current assets	$207	$282
Noncurrent liabilities	(61)	(59)

Net deferred tax assets	$146	$223

7.  Stock Options

    The Board of Directors adopted the 1995 Stock Option Plan (the "1995 Plan") in May 1995 and the shareholders of the Company approved the 1995 Plan at the Company's annual meeting in October 1995. Following an increase in the authorized number of shares approved by the board in October 1999 and by shareholders in March 2000, the 1995 Plan provides for the grant of both incentive stock options and non-qualified stock options and reserves 375,000 shares of the Company's Common Stock for issuance under the 1995 Plan and any previous plans of the Company, to be granted on a one-for-one basis. The outstanding 5,000 share option under the Company's 1985 ISO Plan therefore reduces the shares reserved for issuance under the 1995 Plan to 370,000 shares.

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

	2000	1999
Net Income In thousands
As reported	$837	$1006
Pro forma	777	934

Basic Earnings per Share
As reported	$.57	$.68
Pro forma	.53	.64

Diluted Earnings per Share
As reported	$.55	$.67
Pro forma	.51	.62

    The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, dividend rate of .67%; price volatility of 65.1%, risk-free interest rates of 6.8% and an expected life of 10 years. The weighted average assumptions for grants in 1999 are as follows: dividend rate of 0.74% to 1.00%; price volatility of 57.8% to 70.2%; risk free interest rates of 4.9% and 5.5% and an expected life of 10 years.

    A summary of the status of the stock option plan at June 30, 2000 and 1999, and changes during the years ended on those dates are as follows:

	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	135,900	$4.27	103,350	$4.04
Granted	22,500	6.00	32,550	4.99
Exercised	(3,000)	(2.13)	—	—

Outstanding, end of year	155,400	$4.56	135,900	$4.27

Exercisable at end of year	155,400		135,900

Weighted-average fair value per share of options granted during the year	$4.37		$3.55

    As of June 30, 2000, the options outstanding have a weighted average remaining contractual life of 7 years, and exercise prices and unexercised options as follows:

Exercise Price	Shares	Average Contractual Life
$2.13	47,000	5 years
$2.19	5,000	4.5 years
$4.00	10,050	8.33 years
$5.438	22,500	8.5 years
$5.75	28,250	7.5 years
$6.00	22,500	9.5 years
$6.88	20,100	7.33 years

    In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the "ASP Plan"), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2000 and 1999 were 5,669 and 3,831, respectively.

8.  Failed Garrett Acquisition

    In 1999 the Company entered into a merger agreement with Garrett Communications. Even though Garrett Communications' Board of Directors voted not to proceed with the merger with Waters, significant legal and processing costs were incurred. For fiscal 2000, accumulated merger-related costs of $380,000 have been expensed to operations. Also in fiscal 2000, information systems consulting costs of $279,000 were incurred to accelerate the software integration for the merger, resulting in total expenses of up to $659,000 that were related to the Garrett Communications merger.

9.  Industry Segments and Significant Customers

    The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

    Operating income is total revenue less operating expenses, excluding interest and general corporate expenses. The Company did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocatable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	2000	1999
	In Thousands
Net Sales
WNS	$2,226	$2,390
WTS	3,704	2,669
AFW	11,433	10,187
WMS	2,444	2,339

	$19,807	$17,585
Operating Income (Loss)
WNS	$(840)	$(133)
WTS	149	73
AFW	2,719	2,425
WMS	1,073	888
General Corporate Expenses	$(1,931)	$(1,755)

	$1,170	$1,498

Provision for income taxes
WNS	$(405)	$(84)
WTS	(85)	(106)
AFW	594	488
WMS	316	271
Corporate	48	49

	$468	$618

Capital Expenditures
WNS	$0	$0
WTS	105	44
AFW	59	96
WMS	26	4

	$190	$144

Depreciation and Amortization
WNS	$7	$8
WTS	76	64
AFW	137	173
WMS	20	25

	$240	$270

Identifiable Assets
WNS	$1,701	$1,142
WTS	1,322	736
AFW	3,998	2,679
WMS	970	747
Corporate	2,867	5,010

	$10,858	$10,314

Significant customers (sales greater than 10% of net sales)
AFW
No. of customers	2	2
Sales to those customers	$5,309	$3,800

    Information of geographic information:

	FY2000	FY1999
Revenues
United States	$19,296,000	$17,122,000
Other Regions	511,000	463,000
Total	$19,807,000	$17,585,000
Long-lived assets
United States	$1,445,000	$1,607,000
Other Regions	—	—
Total	$1,445,000	$1,607,000

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Identification

    The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name	Age	Position	Year in Which First Became an Officer
Jerry W. Grabowski	48	President, Chief Executive Officer, and Director	1993
Gregory J. Anshus	43	V.P of Finance, CFO, and Treasurer	1996

    The following information is presented as to the business experience of each Executive Officer during the past five or more years.

    Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company's Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/ Electronics Division of the Cummins Engine Company.

    Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

    Additional information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

    Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    See Exhibit Index following the signature page of this report.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2000.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 15, 2000.

                      WATERS INSTRUMENTS, INC.
                      /s/ Jerry W. Grabowski
                      By Jerry W. Grabowski
                       President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Jerry W. Grabowski, President, Chief Executive Officer, and Director, and Gregory J. Anshus, Chief Financial Officer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ JERRY W. GRABOWSKI Jerry W. Grabowski	President, Chief Executive Officer, (Principal Executive Officer) and Director	September 15, 2000
/s/ GREGORY J. ANSHUS Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer)	September 15, 2000
/s/ WILLIAM R. FRANTA William R. Franta	Director	September 15, 2000
/s/ JOHN A. GRIMSTAD John A. Grimstad	Director and Secretary	September 15, 2000
/s/ CHARLES G. SCHIEFELBEIN Charles G. Schiefelbein	Director	September 15, 2000

Exhibit Index for Form 10-KSB (for the Fiscal Year ended June 30, 1999)

Page Number
3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.	*
3.2	Restated Bylaws, as amended to date, incorporated by reference to the description of such amendment set forth under the caption "Amendment to Bylaws" of the Company's definitive proxy statement for its 1988 Annual Meeting of
	Shareholders.	*
10.1	Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption "Compensation Plans" of the Company's definitive proxy statement for its 1989 Annual Meeting of Shareholders.(1)	*
10.2	1985 Incentive Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1985.	*
10.3	1985 Nonqualified Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1986.	*
10.4	1993 Employment Agreement between the Company and Gerald W. Grabowski incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.(1)	*
10.5	1995 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.	*
10.7	1997 Associates Stock Purchase Plan incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.	*
10.8	Amendment No. 1 to 1995 Stock Option Plan
23.1	Independent Auditor's Consent
24.1	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad and Charles G. Schiefelbein (included on the signature page of this Form 10-KSB)
27	Financial Data Schedule (filed in electronic formal only)

(1)
Indicates a management compensatory plan.

*
Incorporated by reference; SEC File No. 0-1388.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
LIQUIDITY AND CAPITAL RESOURCES
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
INDEX TO FINANCIAL STATEMENTS
Management's Responsibility for Financial Reporting
INDEPENDENT AUDITORS REPORT
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flow
Notes to Financial Statements
PART III
PART IV
Signatures
POWER OF ATTORNEY
Exhibit Index for Form 10-KSB (for the Fiscal Year ended June 30, 1999)