Form 10QSB
period 2000-09-30
WATERS INSTRUMENTS INC
filed 2000-11-14
CIK 104987

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

SEPTEMBER 30, 2000

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter.)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0832194 (IRS Employer Identification No.)

2950 Xenium Lane N., Suite 108, Minneapolis, MN 55441
(Address of principal executive offices)

(763) 551-1125
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.10 Par Value—1,484,948 shares outstanding as of November 14, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / / No /x/

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(In Thousands, except per share data)

	For The Three Months Ended September 30
	2000	1999
	(Unaudited)	(Unaudited)
Net Sales	$4,701	$4,789
Cost of Goods Sold	3,126	2,990

Gross Profit	1,575	1,799
Operating Expenses
Administrative	418	435
Selling	594	711
Research and Development	135	110

Total Operating Expenses	1,147	1,256

Operating Income	428	543
Other Income (Expense)
Interest Income	42	41
Net Other Income (Expense)	(4)	(4)

Income Before Income Tax	466	580
Income Tax Provision	177	220

Net Income	$289	$360

Earnings per Common Share
Basic	$0.20	$0.24
Diluted	$0.19	$0.24

Weighted Average Number of Shares Outstanding
Basic	1,479,948	1,471,279
Weighted Average Number of Shares Outstanding
Diluted	1,519,458	1,507,469

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Balance Sheets

(In Thousands)

	September 30, 2000	June 30, 2000
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$3,092	$1,563
Net Trade Receivables	3,147	4,607
Inventories	2,699	2,933
Prepaid Expenses	90	103
Deferred Income Taxes	207	207

Total Current Assets	9,235	9,413
Fixed Assets
Property, Plant & Equipment	5,932	5,863
Less Accumulated Depreciation	4,558	4,449

Net Fixed Assets	1,374	1,414
Other Assets	3	3
Goodwill	23	28

Total Assets	$10,635	$10,858

Current Liabilities
Accounts Payable	$919	$1,364
Accrued Salaries, Wages and Other Compensation	473	664
Product Warranties	231	231
Accrued Other Expenses	271	242
Income Taxes Payable	206	111

Total Current Liabilities	2,100	2,612
Deferred Income Taxes	61	61

Total Liabilities	2,161	2,673

Stockholders' Equity
Common Stock	148	148
Additional Paid-in Capital	1,316	1,316
Retained Earnings	7,010	6,721

Total Stockholder's Equity	8,474	8,185

Total Liabilities and Equity	$10,635	$10,858

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

(In Thousands)

	For the Three Months Ended September 30
	2000	1999
	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operations
Cash received from customers	$6,161	$4,903
Interest received	42	42

Cash provided from operations	6,203	4,945

Cash paid to suppliers and employees	4,523	4,577
Taxes paid	82	349
Interest paid	—	1

Cash disbursed from operations	4,605	4,927

Net cash provided by operations	1,598	18

Cash flows from investing
Net acquisition of fixed assets	(69)	(53)

Net cash used for investing	(69)	(53)

Cash flows from financing
Reduction of long-term debt	—	(2)

Net cash used for financing	—	(2)

Net increase (decrease) in cash and equivalents	1,529	(37)
Cash and cash equivalents—Beginning of Period	1,563	3,618

Cash and cash equivalents—End of Period	$3,092	$3,581

Reconciliation of net income to net cash provided by operations
Net Income	$289	$360
Depreciation and Amortization	114	113
Provisions For Losses On Accounts Receivable	3	3
Changes in assets and liabilities:
Accounts Receivable	1,457	114
Inventories	234	(490)
Prepaid Expenses and Deferred Income Taxes	13	15
Accounts Payable and Accrued Expenses	(512)	(97)

Net cash provided by operations	$1,598	$18

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.
Notes to Financial Statements
September 30, 2000

    Waters Instruments, Inc. prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the information presented is not misleading. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10-KSB for the year ended June 30, 2000 and the Fiscal Year 2000 Annual Report.

1. Marketable Securities

    The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS 95.

2. Inventories

    Inventories consisted of the following:

	September 30, 2000	June 30, 2000
Raw Materials	$1,802,000	$2,131,000
Work-In-Process	135,000	162,000
Finished Goods	946,000	923,000
Less reserves for obsolescence	184,000	283,000

Total Inventories	$2,699,000	$2,933,000

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

	Quarter Ended September 30
	2000	1999
	In Thousands
Net Sales
WNS	$456	$708
WTS	931	684
Zareba (AFW)	2,673	2,904
WMS	641	493

	$4,701	$4,789
Operating Income (Loss)
WNS	$(87)	$(11)
WTS	54	25
Zareba (AFW)	575	800
WMS	304	164
General Corporate Expenses	$(418)	$(435)

Operating Income (Loss)	$428	$543
Provision for income taxes
WNS	$(33)	$(4)
WTS	20	10
Zareba (AFW)	218	304
WMS	116	62
Corporate	(144)	(152)

	$177	$220
Capital Expenditures
WNS	$—	$—
WTS	3	26
Zareba (AFW)	65	—
WMS	—	3

	$68	$29
Depreciation and Amortization
WNS	$2	$2
WTS	16	16
Zareba (AFW)	43	44
WMS	6	6

	$67	$68

	Quarter Ended September 30
	2000	1999
	In Thousands
Identifiable Assets
WTS	$1,048	$767
Zareba (AFW)	3,040	2,553
WMS	930	659
WNS	1,248	1,542
Corporate	4,369	5,054

	$10,635	$10,575
Significant customers (sales greater that 10 percent of net sales)
Zareba (AFW)
No. of customers	1	1
Sales to those customers (in thousands)	$718	$778

Information of geographic information:

	Quarter Ended September 30
	2000	1999
	In Thousands
Revenues
United States	$4,598,000	$4,696,000
Other Regions	103,000	93,000

Total	$4,701,000	$4,789,000

	Quarter Ended September 30
	2000	1999
	In Thousands
Long-lived Assets
United States	$1,400,000	$1,547,000
Other Regions	—	—

Total	$1,400,000	$1,547,000

4. Revenue Recognition

    The Company recognizes revenue when the product is shipped from its warehouse F.O.B shipping point.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the fourth quarter of calendar 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

    Waters Corporation's working capital position on September 30, 2000 was $7,135,000, a 5 percent increase from $6,801,000 on June 30, 2000. The cash balance for the Company was $3,092,000 on September 30, 2000, compared to a cash balance of $1,563,000 on June 30, 2000.

    The increase in cash from June 30, 2000 resulted primarily from the reduction of inventory to support the Company's sales in the WNS business unit as well as reductions in the accounts receivable balances from higher seasonal sales through the Company's fourth quarter of fiscal year 2000. Management believes existing orders and future demand for the Company's products will continue to reduce inventory levels.

    Waters currently has a bank line of credit commitment of $2,000,000 through December 15, 2000. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate. The prime rate was 9.5 percent at September 30, 2000. The Company has not borrowed against the line of credit during fiscal year 2001 and believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank's line of credit. The Company plans to renegotiate a similar bank debt facility in anticipation of providing the framework for future growth.

    Capital expenditures were $69,000 for the quarter ended September 30, 2000. Improvements to manufacturing equipment and information systems upgrades comprised the bulk of the quarter's capital expenditures. The Company estimates that capital expenditures for the three remaining quarters of the current fiscal year will approach $225,000. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

    At its annual meeting on October 16, 2000, the Waters Board of Directors approved a cash dividend of $.05 per share of the Company's common stock to be paid December 11, 2000 to shareholders of record on November 13, 2000.

Results of Operations

    Net sales for the quarter ended September 30, 2000 were $4,701,000, a decrease of 2 percent when compared to the prior year.

Waters Medical Systems

    Net sales in Waters Medical Systems increased 30 percent to $641,000 for the quarter ended September 30, 2000, when compared to the prior year. The sales increase resulted from strong sales in both the RM3 Renal Preservation and Oxicom systems.

    The WMS division continues record sales domestically and internationally for its RM3 Renal Preservation Monitor with new customer sales to organ procurement organizations and hospitals that never before used the Company's pulsatile perfusion devices. The Company believes the market acceptance of the RM3 is greatly due to independent scientific research strongly recommending pulsatile preservation as the standard for renal preservation.

Waters Technical Systems

    Waters Technical Systems' (WTS) net sales increased 36 percent to $931,000 for the quarter ended September 30, 2000 when compared to the first quarter of fiscal 2000. The majority of the sales increase resulted from expanded sales from our three largest customers. WTS continues to focus on providing OEM cable assemblies to our existing and new customers that expect flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities.

    The Company believes that increased sales and margin improvement can be achieved by targeting large OEMs requiring wire and harness capabilities and improving profitability on existing assemblies through the use of automation and process enhancements.

Zareba Systems (formerly American FarmWorks)

    Net sales in Zareba Systems (formerly American FarmWorks) for the quarter ended September 30, 2000 were $2,673,000 compared to $2,904,000 the prior year. The decreased Zareba sales resulted primarily from lower sales volume from one major Zareba customer that experienced post merger business and inventory control problems.

    The Company believes that Zareba's sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba's quality and delivery performance.

    On October 23, 2000, Waters announced that it has changed the name of its American FarmWorks division to Zareba Systems. The Company believes the new name and image reflects a change of direction that will allow the division to build brand awareness and leadership to a wider variety of end users, and not limit us to farm applications or the United States region. In addition, the division launched a new innovative Web site to enable buyers to configure their own fence control systems at www.zarebasystems.com. The new Web site targets the livestock, equine, pet, lawn and garden exotics and predator markets and provides valuable information on our products, service and technical support for our customers and end users.

Waters Network Systems

    Waters Network Systems' (WNS) net sales for the quarter ended September 30, 2000 decreased to $456,000 compared to $708,000 the prior year. The decline resulted primarily from the impact of funding delays relating to the Universal Service Administrative Company's (USAC's) E-Rate program, which in turn postponed K-12's procurement of internal connections LAN hardware. The Company anticipates the WNS products specified on the project bids will ship later in fiscal 2001 under USAC's E-Rate Funding, and believes many of these products will ship in the second quarter of fiscal 2001.

    In February 2000, WNS received a letter of intent from one of its largest customers to purchase over $2,000,000 in workgroup switches for delivery in fiscal year 2001. The letter of intent balance as of September 30, 2000 was approximately $1,853,000. The school district chose Waters' newly released 10/100Mbps fiber/copper switches that were designed specifically for classroom applications. In addition, the district is purchasing Waters ProMedia 12-port modular media converter systems.

    To reflect the need for higher speeds and bandwidth, Waters Network Systems division launched a series of 16 and 24-port ProSwitch Ethernet Switches for 10/100Mbps copper LANs with fiber uplinks. The Company believes these new products, along with the modular media conversion and workgroup switches provide a cost-effective, flexible design for zone cabling applications.

    Gross profit for the Company as a whole decreased to 33.5 percent of net sales for the first quarter of fiscal 2001, down from 37.6 percent in the first quarter of fiscal 2000. The decrease in gross margin resulted primarily from selling WNS inventory below normal profit margins to alleviate slow moving inventory in the WNS business unit, Zareba (formerly AFW) product mix, and lower sales volume from a major Zareba customer that experienced post merger business and inventory control problems.

    Operating expenses were $1,147,000 for the first quarter ended September 30, 2000, representing a decrease of $109,000 from $1,256,000 for the prior year. The decreased operating expenses resulted primarily from the calibration of the Company's continued marketing and sales efforts to revenue and earnings results.

    Net income for the quarter decreased 20 percent to $289,000 or $0.20 per share, compared with $360,000 or $0.24 per share in the first quarter of fiscal 2000. While the Medical Systems division increased sales by 30 percent over the first quarter of the prior year, the net income decreased overall primarily due to the slower than anticipated K-12 education E-rate fund disbursement program, selling WNS inventory below normal profit margins to alleviate slow moving inventory in the WNS business unit, Zareba (formerly AFW) division product mix, and lower sales volume from a major customer that experienced post merger business and inventory control problems in the Zareba business unit.

    The weighted average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per share data. The basic earnings per share was increased by 39,510 and 36,190 shares for the quarters ended September 30, 2000 and 1999, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) reduction of current inventory levels which depends on market conditions and the actual demand for products; (B) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competition and market conditions; (C) improvements in efficiency and corporate management which depend on the actual effect of equipment upgrades and other capital expenditures; (D) increased sales and margin improvement within the WTS business unit which depend on continued expansion of key customers and the Company's ability to obtain large OEMs as clients, as well as the Company's actual ability to improve its processes; (E) sales and market share increases within Zareba Systems (formerly AFW) which depend on the actual effect and extent of the US agricultural retail industry consolidation, the acceptance of the new Zareba Systems name and image in increasing demand for products domestically and internationally, as well as general competitive and market conditions; and (F) increased revenues from WNS products in fiscal year 2001 which depend on the actual timing of the USAC's payments of E-rate funding, the acceptance and demand for the new Fast Ethernet fiber/copper media conversion and switching products, as well as general and market conditions.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    On October 16, 2000, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,197,383 or 80.9 percent of the issued and outstanding 1,479,948 shares, which exceeded the 33 1/3 percent required for a quorum. For most matters brought to vote before the Shareholders, the Company's Bylaws require the affirmative vote of the greater of: (1) a majority of the voting power of the shares represented in person or by proxy at the Annual Meeting with authority to vote on such matters (50.01 percent); or (2) a majority of the voting power of the minimum number of shares that would constitute a quorum for the transaction of business at the Annual Meeting (33 1/3 percent).

    The only order of business submitted for vote at the meeting was the following proposal:

    1.  To establish the size of the board of directors for the ensuing year to be set at four (4).

    Shares voting for the resolutions totaled 1,196,290 or 80.8 percent of the shares, with 824 shares voting against, and 269 abstentions and broker non-votes.

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

November 14, 2000

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
WATERS INSTRUMENTS, INC. Notes to Financial Statements September 30, 2000
  1. Marketable Securities
  2. Inventories
  3. Industry Segments
  Information of geographic information:
  4. Revenue Recognition
  Item 2. Management's Discussion and Analysis or Plan of Operation
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
PART II OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K