Form 10QSB
period 2000-12-31
WATERS INSTRUMENTS INC
filed 2001-02-14
CIK 104987

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2000

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of small business issuer as specified in its charter.)

Minnesota	41-0832194
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2950 Xenium Lane N., Suite 108, Minneapolis, MN 55441
(Address of principal executive offices)

(763) 551-1125
(Registrant's telephone number, including area code)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common Stock, $.10 Par Value—1,496,300 shares outstanding as of February 13, 2001.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

	For the Three Months Ended December 31, 2000		For the Six Months Ended December 31, 2000
(In Thousands, except per share data)	2000	1999	2000	1999
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$2,474	$2,515	$6,244	$6,620
Cost of goods sold	1,694	1,547	4,031	3,930

Gross profit	780	968	2,213	2,690

Operating expenses
Administrative	339	391	674	737
Selling	554	609	1,125	1,291
Research and development	112	100	181	189

Total operating expenses	1,005	1,100	1,980	2,217

Operating income (loss) from continuing operations	(225)	(132)	233	473

Other income (expense)
Interest income	54	38	97	78
Net other income (expense)	10	4	6	1

Income (loss) from continuing operations before tax	(161)	(90)	336	552

Income tax provision (benefit)	(62)	(34)	126	210

Income (loss) from continuing operations	(99)	(56)	210	342

Discontinued operations
Income (loss) from operations of discontinued segments, net of tax	17	(79)	(2)	(117)

Net income (loss)	(82)	(135)	208	225

Basic and diluted net income (loss) per share from continuing operations	$(0.07)	$(0.04)	$0.14	$0.23
Basic and diluted net income (loss) per share	$(0.06)	$(0.09)	$0.14	$0.15

Weighted average number of shares outstanding—basic	1,483,915	1,471,279	1,481,932	1,471,279
Weighted average number of shares outstanding—diluted	1,512,976	1,507,665	1,516,217	1,507,567

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Balance Sheets

(In Thousands)	Dec. 31, 2000	June 30, 2000
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$3,626	$1,563
Net Trade Receivables	1,933	4,607
Inventories	2,624	2,933
Prepaid Expenses	119	103
Deferred Income Taxes	207	207

Total Current Assets	8,509	9,413
Fixed Assets
Property, Plant & Equipment	5,985	5,863
Less Accumulated Depreciation	4,667	4,449

Net Fixed Assets	1,318	1,414
Other Assets	3	3
Goodwill	19	28

Total Assets	$9,849	$10,858

Current Liabilities
Accounts Payable	$576	$1,364
Accrued Salaries, Wages and Other Compensation	505	664
Product Warranties	231	231
Accrued Other Expenses	111	242
Income Taxes Payable	2	111

Total Current Liabilities	1,425	2,612
Deferred Income Taxes	61	61

Total Liabilities	1,486	2,673

Stockholders' Equity
Common Stock	149	148
Additional Paid-in Capital	1,359	1,316
Retained Earnings	6,855	6,721

Total Stockholder's Equity	8,363	8,185

Total Liabilities and Equity	$9,849	$10,858

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

	For the Six Months Ended December 31
(In Thousands)	2000	1999
	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operations
Cash received from customers	$10,761	$8,035
Interest received	98	81

Cash provided from operations	10,859	8,116

Cash paid to suppliers and employees	8,409	8,284
Taxes paid	234	683
Interest paid	1	1

Cash disbursed from operations	8,644	8,968

Net cash provided by (used for) operations	2,215	(852)

Cash flows from investing
Capitalization of Garret merger related costs	—	(157)
Net acquisition of fixed assets	(122)	(140)

Net cash used for investing	(122)	(297)

Cash flows from financing
Cash Dividend Payment	(74)	(58)
Proceeds from sale of Common Stock	44	32
Reduction of Long-Term Debt	—	(4)

Net cash used for financing	(30)	(30)

Net increase (decrease) in cash and equivalents	2,063	(1,179)
Cash and cash equivalents—Beginning of Period	1,563	3,618

Cash and cash equivalents—End of Period	$3,626	$2,439

Reconciliation of net income to net cash provided by (used for) operations
Net Income	$208	$225
Depreciation and Amortization	227	228
Provisions For Losses On Accounts Receivable	6	6
Changes in assets and liabilities:
Accounts Receivable	2,668	809
Inventories	309	(693)
Prepaid Expenses and Deferred Income Taxes	(16)	(38)
Accounts Payable and Accrued Expenses	(1,187)	(1,389)

Net cash provided by (used for) operations	$2,215	$(852)

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Notes to Financial Statements

December 31, 2000

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

2.  Inventories

    Inventories consisted of the following:

	December 31, 2000	June 30, 2000
Raw Materials	$1,744,000	$2,131,000
Work-In-Process	129,000	162,000
Finished Goods	935,000	923,000
Less reserves for obsolescence	184,000	283,000

Total Inventories	$2,624,000	$2,933,000

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

	For the Six Months Ended December 31
In Thousands	2000	1999
Net Sales
WNS	$1,245	$1,075
Zareba (AFW)	3,862	4,466
WMS	1,137	1,079

	$6,244	$6,620
Operating Income (Loss)
WNS	$(32)	$(180)
Zareba (AFW)	479	959
WMS	460	431
General Corporate Expenses	$(674)	$(737)

Operating Income (Loss)	$233	$473
Provision for income taxes
WNS	$(12)	$(68)
Zareba (AFW)	182	364
WMS	175	164
Corporate	(219)	(250)

	$126	$210
Capital Expenditures
WNS	$—	$—
Zareba (AFW)	81	11
WMS	9	6

	$90	$17
Depreciation and Amortization
WNS	$4	$4
Zareba (AFW)	95	95
WMS	13	13

	$112	$112
Identifiable Assets
WNS	$1,112	$1,079
Zareba (AFW)	1,778	2,221
WMS	819	799
Corporate	4,896	4,029

	$8,605	$8,128
Significant customers (sales greater than 10 percent of net sales)
Zareba (AFW)
No. of customers	1	1
Sales to those customers (in thousands)	$1,117	$949

Geographic information:

	For the Six Months Ended December 31
In Thousands	2000	1999
Revenues
United States	$6,094	$6,417
Other Regions	195	203

Total	$6,244	$6,620

	For the Six Months Ended December 31
In Thousands	2000	1999
Long-lived Assets
United States	$1,158	$1,453
Other Regions	—	—

Total	$1,158	$1,453

4.  Revenue Recognition

    The Company recognizes revenue when the product is shipped from its warehouse F.O.B shipping point.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of calendar 2000. The adoption of SAB No. 101 did not have a significant effect on the Company's financial statements.

5.  Disposal of Segment

    On January 22, 2001, the Company completed the sale of substantially all of the assets of Waters Technical Systems for cash of $1,273,200. Identifiable assets included in the December 31, 2000 balance sheet were approximately $1,244,000. The Company anticipates that after the payment of transaction fees, there will be no material gain or loss as a result of this transaction.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

    Waters Instrument's working capital position on December 31, 2000 was $7,084,000, a four percent increase from $6,801,000 on June 30, 2000. The cash balance for the Company was $3,626,000 on December 31, 2000, compared to a cash balance of $1,563,000 on June 30, 2000.

    The increase in cash from June 30, 2000 resulted primarily from the use of inventory existing on June 30, 2000 to support the Company's sales in the WNS business unit as well as the collection of a large accounts receivable balance from a major Zareba customer that was payable as of June 30, 2000. Management believes existing orders and future demand for the Company's products will continue to reduce inventory levels.

    In December 2000, at Waters' request, the bank extended the credit commitment of $2,000,000 through December 15, 2001. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate, which was 9.5 percent on December 31, 2000. There is currently no amount outstanding under the line of credit, and the Company believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures. The Company has not been charged a commitment fee on the bank's line of credit.

    Capital expenditures of $53,000 for the second quarter and $122,000 for the six-month period ended December 31, 2000, were used to purchase manufacturing equipment, and to cover Web site production costs and information systems upgrades. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures. The Company estimates that capital expenditures for the remaining two quarters of the current fiscal year will approach $225,000.

    At its annual meeting on October 16, 2000, the Waters Board of Directors approved a cash dividend of $.05 per share of the Company's common stock. The dividend was paid on December 11, 2000 to shareholders of record on November 13, 2000, which resulted in an aggregate cash dividend payment of approximately $74,000.

Results from Discontinued Operations

    On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. Hence all financial results related to the WTS businesses have been accounted for as discontinued operations. As a result, the Company recorded net income of $17,000 on the discontinued operations for the second quarter and a loss of $2,000 on the discontinued operations for the six-month period ended December 31, 2000. The Company does not anticipate recording a material gain or loss resulting from the sale of the WTS business assets to NRI Electronic & Cables.

    The divestiture is part of the Company's management strategic vision to focus on those divisions that have proprietary products. This sale is expected to allow the Company's management to focus on new product design, marketing and distribution of its remaining three divisions: Waters Medical Systems, Waters Network Systems and Zareba Systems (Zareba Systems was previously known as American FarmWorks).

    The terms of Waters' Agreement with NRI Electronics & Cables provide for the sale of Waters Technical Systems' assets for $1,273,200 in cash, subject to asset fluctuations. Waters plans to use the proceeds of the transaction for strategic investments.

    Waters Technical Systems' (WTS) net sales increased 25 percent to $917,000 for the second quarter and increased 31 percent to $1,849,000 for the six-month period ended December 31, 2000. The sales increases resulted from strengthening a current customer partnership in the computer test industry and bringing on a new customer requiring cable and harness assemblies. WTS provided OEM cable assemblies to customers that expected flexible manufacturing, short lead times, and a wide range of contract manufacturing capabilities.

Results from Continuing Operations

    Net sales from continuing operations for the quarter and six-month period ended December 31, 2000 were $2,474,000 and $6,244,000, respectively. These figures represent a quarterly decrease of two percent and a year-to date decrease of six percent as compared to the prior year.

Waters Medical Systems

    Waters Medical Systems' (WMS) net sales for the quarter and six-month period ended December 31, 2000 were $496,000 and $1,137,000, respectively. These figures represent a decrease of 15 percent for the quarter and an increase of five percent for the six months ended December 31, 2000 as compared to the prior year. The Company believes the decrease in WMS net sales for the quarter ended December 31, 2000 was the result of timing by its customers in their capital budget ordering cycles.

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

Zareba Systems (formerly American FarmWorks)

    Net sales for Zareba Systems for the quarter and six-month period ended December 31, 2000 were $1,189,000 and $3,862,000, respectively. This represents a decrease of 24 percent for the quarter and 14 percent for the six-month period ended December 31, 2000 as compared to the prior year. The decrease in Zareba sales resulted primarily from lower sales volume from one major Zareba customer that experienced post merger business and inventory control problems. This customer is expected to begin placing orders with the Company to replenish depleted inventory in the remaining two quarters of the current fiscal year.

    Effective January 1, 2001, Waters officially changed the name of its American FarmWorks division to Zareba Systems. At the same time, the Company launched its new image with its distinctive yellow and black literature, packaging and labels. The Company believes the new name and image reflects a change of direction that will allow the division to build brand awareness and leadership to a wider variety of end users, and not limit itself to farm applications or the United States region. The new Web site at www.zarebasystems.com allows buyers to configure their own fence control systems through the vertical market segments—livestock, equine, pet, lawn and garden, exotics and predator markets.

Waters Network Systems

    Waters Network Systems' (WNS) net sales for the quarter and six-month period ending December 31, 2000 were $789,000 and $1,245,000, respectively. This represents an increase of 115 percent for the quarter and 16 percent for the six months ended December 31, 2000 as compared to the prior year. The second quarter increase in sales resulted from orders coming through following funding delays relating to the Universal Service Administrative Company's (USAC's) E-Rate program, which in turn postponed K-12's procurement of internal connections LAN hardware. Such delays of funds shifted WNS sales expected in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001 to the second quarter of fiscal 2001.

    In February 2000, WNS received a letter of intent from one of its largest customers to purchase over $2,000,000 in workgroup switches for delivery in fiscal year 2001. The letter of intent balance of goods yet to be supplied as of December 31, 2000 was approximately $1,413,000. The rapidly growing school district chose Waters' newly released 10/100Mbps fiber/copper switches that were designed specifically for classroom applications. In addition, the district is purchasing Waters ProMedia 12-port modular media converter systems.

    Waters Network Systems division launched a 24-port 10/100Mbps Ethernet managed switch with Gigabit fiber optic uplinks to meet the tremendous bandwidth demand of the system and application software. The Company believes the new Gigabit switch, along with the other Fast Ethernet switches, modular media conversion and workgroup switches provide a cost-effective, flexible design for zone cabling applications.

General

    For the quarter ended December 31, 2000, gross profit from continuing operations for the Company declined to 31.5% of net sales, down from 38.5% for the comparable period of last year. Gross profit for the six-month period ended December 31, 2000 was 35.4% of net sales compared to 40.6% for the comparable period of the prior year. The decrease in gross margin resulted primarily from Zareba (formerly AFW) product mix and lower sales volume from a major Zareba customer that experienced post merger business and inventory control problems.

    Operating expenses from continuing operations were $1,005,000 for the quarter and $1,980,000 for the six-month period ended December 31, 2000, representing a decrease of $95,000 and $237,000 as compared to the prior year. The decreased operating expenses resulted primarily from the calibration of the Company's continued marketing and sales efforts to revenue and earnings results.

    Net income from continuing operations of the Company for the quarter ended December 31, 2000 was a loss of $99,000, or ($0.07) per share, on revenues of $2,474,000. For the comparable quarter of the prior year, the Company had recorded a loss of $56,000 from continuing operations, or ($0.04) per share, on revenues of $2,515,000.

    Net income from continuing operations for the Company's six-month period ended December 31, 2000 was a profit of $210,000, or $0.14 per share, on revenues of $6,244,000. For the comparable six-month period of the prior year, the Company had a net income from continuing operations of $342,000, or $0.23 per share, on revenues of $6,620,000. The Company's net income decreased overall primarily due to the Zareba division product mix and lower sales volume from a major customer that experienced post merger business and inventory control problems in the Zareba business unit.

    The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 29,061 and 36,386 shares for the quarters ended December 31, 2000 and 1999, respectively, and 34,285 and 36,288 shares for the six months ended December 31, 2000 and 1999, respectively, in computing the diluted per-share data. The increases resulted from the assumed exercise of outstanding employee stock options.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) reduction of current inventory levels due to existing orders and future demand, which depends on market conditions and the actual demand for products; (B) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive and market conditions; (C) continued improvements in efficiency and corporate management which depend on the actual effect of equipment upgrades and other capital expenditures; and (D) significant orders from a major customer of Zareba Systems which depend on such customer's demand and financial condition, as well as general competitive and market conditions.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    On October 16, 2000, the Company held its Annual Meeting of Shareholders. The voting results were summarized in the Report on Form 10-QSB for the quarter ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(A)
Exhibits

10.1
Asset Purchase Agreement dated January 22, 2001 by and between NRI Electronics & Cables, Inc. and Waters Instruments, Inc. (incorporated by reference to Form 8-K dated January 22, 2001).

10.2
Line of Credit Agreement dated December 26, 2000 between the Company and Wells Fargo Bank Minnesota, National Association.

(B)
No report on Form 8-K has been filed during the period covered by this report, but the Company did file a Form 8-K on January 23, 2001 relating to the sale of its Waters Technical Systems division.

    In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC.
	By:	/s/ JERRY W. GRABOWSKI Jerry W. Grabowski President and Chief Executive Officer
February 13, 2000

QuickLinks

PART I FINANCIAL INFORMATION
WATERS INSTRUMENTS, INC. Statements of Operations
WATERS INSTRUMENTS, INC. Balance Sheets
WATERS INSTRUMENTS, INC. Statements of Cash Flows
WATERS INSTRUMENTS, INC. Notes to Financial Statements December 31, 2000
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
PART II OTHER INFORMATION