Form 10QSB
period 2001-03-31
WATERS INSTRUMENTS INC
filed 2001-05-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2001

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.
(Exact name of small business issuer as specified in its charter.)

Minnesota (State of other jurisdiction ofincorporation or organization)	41–0832194 (IRS Employer Identification No.)

2950 Xenium Lane N., Suite 108, Minneapolis, MN 55441
(Address of principal executive offices)

(763) 551-1125
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value - 1,496,300 shares outstanding as of May 9, 2001.

                                                 Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.
Statements of Operations

(In Thousands, Except Per Share Data)	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2001	2000	2001	2000
	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$3,529	$3,968	$9,774	$10,588
Cost of goods sold	2,225	2,546	6,257	6,476
Gross profit	1,304	1,422	3,517	4,112

Operating expenses
Administrative	368	455	1,043	1,194
Selling	635	732	1,760	2,022
Research and development	157	108	338	298
Garrett Acquisition expense	0	380	0	380
Total operating expenses	1,160	1,675	3,141	3,894
Operating income (loss) from continuing operations	144	(253)	376	218

Other income (expense)
Interest income	62	30	159	109
Net other income (expense)	57	(11)	64	(10)
Income (loss) from continuing operations before tax	263	(234)	599	317

Income tax provision (benefit)	101	(89)	228	120
Income (loss) from continuing operations	162	(145)	371	197

Discontinued operations
(Loss) from operations of discontinued WTS division, less applicable income tax effect	(9)	(84)	(10)	(201)
(Loss) on disposal of WTS division, less applicable income tax effect	(35)	0	(35)	0
Net income (loss)	118	(229)	326	(4)

Basic net income (loss) per share from continuing operations	$0.11	$(0.10)	$0.25	$0.13
Diluted net income (loss) per share from continuing operations	$0.11	$(0.09)	$0.24	$0.13
Basic net income (loss) per share	$0.08	$(0.15)	$0.22	$0.00
Diluted net income (loss) per share	$0.08	$(0.15)	$0.21	$0.00

Weighted average number of shares outstanding – basic	1,496,300	1,479,948	1,486,651	1,474,148
Weighted average number of shares outstanding – diluted	1,520,089	1,530,498	1,517,438	1,515,190

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.
Balance Sheets

(In Thousands)	March 31, 2001	June 30, 2000
	(Unaudited)
Current Assets
Cash and Cash Equivalents	$4,129	$1,563
Net Trade Receivables	2,376	4,607
Inventories	2,420	2,933
Prepaid Expenses	75	103
Deferred Income Taxes	207	207
Total Current Assets	9,207	9,413
Fixed Assets
Property, Plant & Equipment	5,432	5,863
Less Accumulated Depreciation	4,268	4,449
Net Fixed Assets	1,164	1,414
Other Assets	3	3
Goodwill	14	28
Total Assets	$10,388	$10,858
Current Liabilities
Accounts Payable	$1,065	$1,364
Accrued Salaries, Wages and Other Compensation	343	664
Product Warranties	231	231
Accrued Other Expenses	170	242
Income Taxes Payable	36	111
Total Current Liabilities	1,845	2,612
Deferred Income Taxes	61	61
Total Liabilities	1,906	2,673
Stockholders' Equity
Common Stock	149	148
Additional Paid–in Capital	1,359	1,316
Retained Earnings	6,974	6,721
Total Stockholder’s Equity	8,482	8,185
Total Liabilities and Equity	$10,388	$10,858

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.
Statements of Cash Flows

(In Thousands)	2001	2000
	For the Nine Months Ended March 31
	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operations
Cash received from customers	$13,614	$12,590
Interest received	161	12
Cash provided from operations	13,775	12,702
Cash paid to suppliers and employees	11,851	13,946
Taxes paid	273	678
Interest paid	2	3
Cash disbursed from operations	12,126	14,627
Net cash provided by (used for) operations	1,649	(1,925)
Cash flows from investing
Net proceeds from sale of WTS division assets	1,158	0
Net acquisition of fixed assets	(211)	(215)
Net cash provided by (used for) investing	947	(215)
Cash flows from financing
Cash dividend payment	(74)	(60)
Proceeds from sale of common stock	44	32
Reduction of long-term debt	0	(32)
Net cash used for financing	(30)	(60)
Net increase (decrease) in cash and equivalents	2,566	(2,200)
Cash and cash equivalents – beginning of period	1,563	3,618
Cash and cash equivalents – end of period	$4,129	$1,418
Reconciliation of net income to net cash provided by (used for) operations
Net Income (loss)	$326	$(4)
Depreciation and amortization	292	389
Provisions for losses on accounts receivable	9	9
Loss on disposal of WTS division assets	57	0
Changes in assets and liabilities:
Accounts receivable	1,735	(391)
Inventories	(31)	(1,005)
Prepaid expenses and deferred income taxes	28	73
Income tax receivable	0	(282)
Accounts payable and accrued expenses	(767)	(714)
Net cash provided by (used for) operations	$1,649	$(1,925)

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Notes to Financial Statements
March 31, 2001

             Waters Instruments, Inc. prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10–KSB for the year ended June 30, 2000 and the Fiscal Year 2000 Annual Report.

1.  Marketable Securities

             The marketable securities included as cash equivalents on the balance sheet and cash flow statements meet the definition of cash equivalents set forth in paragraph 8 and 9 of SFAS 95.

2.  Inventories

             Inventories consisted of the following:

March 31, 2001

June 30, 2000

Raw Materials	$1,721,000	$2,131,000
Work-In-Process	15,000	162,000
Finished Goods	796,000	923,000
Less reserves for obsolescence	(112,000)	(283,000)
Total Inventories	$2,420,000	$2,933,000

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

In Thousands	2001	2000
	For the Quarter Ended March 31

Net Sales
WNS	$835	$291
Zareba (AFW)	2,051	3,113
WMS	643	564
	$3,529	$3,968
Operating Income (Loss)
WNS	$96	$(222)
Zareba (AFW)	143	571
WMS	273	233
General Corporate Expenses	$(368)	$(835)
Operating Income (Loss)	$144	$(253)

Provision for income taxes
WNS	$37	$(84)
Zareba (AFW)	55	217
WMS	105	88
Corporate	(96)	(310)
	$101	$(89)
Capital Expenditures
WNS	$0	$0
Zareba (AFW)	46	41
WMS	26	3
Corporate	17	22
	$89	$66
WTS	0	9
	$89	$75
Depreciation and Amortization
WNS	$0	$2
Zareba (AFW)	6	58
WMS	0	10
Corporate	46	61
	$52	$131
WTS	13	31
	$65	$162

In Thousands	2001	2000
	For the Nine Months Ended March 31

Net Sales
WNS	$2,081	$1,367
Zareba (AFW)	5,913	7,578
WMS	1,780	1,643
	$9,774	$10,588
Operating Income (Loss)
WNS	$64	$(404)
Zareba (AFW)	622	1,530
WMS	733	666
General Corporate Expenses	$(1,043)	$(1,574)
Operating Income	$376	$218

Provision for income taxes
WNS	$24	$(153)
Zareba (AFW)	237	581
WMS	279	253
Corporate	(312)	(561)
	$228	$120
Capital Expenditures
WNS	$0	$0
Zareba (AFW)	127	47
WMS	35	25
Corporate	45	51
	$207	$123
WTS	4	92
	$211	$215
Depreciation and Amortization
WNS	$5	$6
Zareba (AFW)	101	153
WMS	10	23
Corporate	135	144
	$251	$326
WTS	41	63
	$292	$389
Identifiable Assets
WNS	$1,380	$1,229
Zareba (AFW)	2,770	3,282
WMS	862	822
Corporate	5,376	3,041
	$10,388	$8,374
WTS	0	1,162
	$10,388	$9,536
Significant customers (sales greater than 10 percent of net sales)
Zareba (AFW)
No. of customers	1	2
Sales to those customers (in thousands)	$1,877	$3,389

Geographic information:

In Thousands	2001	2000
	For the Quarter Ended March 31
Revenues
United States	$3,404	$3,859
Other Regions	125	109
Total	$3,529	$3,968

In Thousands	2001	2000
	For the Nine Months Ended March 31
Revenues
United States	$9,454	$10,276
Other Regions	320	312
Total	9,774	$10,588

In Thousands	2001	2000
	For the Nine Months Ended March 31
Long-lived Assets
United States	$1,181	$1,433
Other Regions	–	–
Total	$1,181	$1,433

4.  Revenue Recognition

             In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition.  The Company adopted SAB No. 101 in the fourth quarter of calendar 2000.  The adoption of SAB No. 101 did not have a significant effect on the Company’s financial statements.

             The customer orders for all segments are filed upon receipt of the customer’s purchase order.  Sales of the Company are recognized at time of shipment to the customer, FOB shipping point.  The title for merchandise held for sale by Waters Instruments, Inc. passes to buyer FOB shipping point via a third party carrier.  Sales are not conditioned on customer acceptance provisions or installation obligations.  The Company utilizes independent manufacturers representatives to facilitate sales orders.  Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor of the Company’s products.  The Waters Network Systems’ (WNS) segment is in the business of selling network connectivity products, with no software included.  Thus, the provisions of SOP 97-2 and amendment 98-9 do not apply to this segment.

5.  Disposal of Segment

             On January 22, 2001, the Company completed the sale of substantially all of the assets of Waters Technical Systems for cash of $1,273,200.  Subsequent to the WTS closing date, cash proceeds were reduced by $24,000 due to inventory adjustment provisions.  The net proceeds after direct cost to transact the sale of the Waters Technical Systems was approximately $1,158,000.  Identifiable assets included in the December 31, 2000 balance sheet were approximately $1,244,000.  The incremental direct cost to transact the sale of Waters Technical Systems assets included broker commissions and legal and accounting fees, generating a pre-tax loss of $57,000 on the disposal of the WTS division.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Liquidity and Capital Requirements

             Waters Instrument’s working capital position on March 31, 2001 was $7,362,000, an eight percent increase from $6,801,000 on June 30, 2000.  The cash balance for the Company was $4,129,000 on March 31, 2001, compared to a cash balance of $1,563,000 on June 30, 2000.

             The increase in cash from June 30, 2000 resulted primarily from the use of inventory existing on June 30, 2000 to support the Company's sales in the WNS business unit, the collection of a large accounts receivable balance from a major Zareba customer that was payable as of June 30, 2000 as well as $1,158,000 in net cash proceeds from the sale of the Waters Technical Systems’ assets.

             In December 2000, at Waters’ request, the bank extended the credit commitment of $2,000,000 through December 15, 2001.  Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate, which was 8.0 percent on March 31, 2001.  There is currently no amount outstanding under the line of credit, and the Company believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.  The Company has not been charged a commitment fee on the bank's line of credit.

             Capital expenditures of $89,000 for the third quarter and $211,000 for the nine-month period ended March 31, 2001, were used to purchase manufacturing equipment and information systems upgrades.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.  The Company estimates that capital expenditures for the remaining quarter of the current fiscal year will approach $100,000.

Results from Discontinued Operations

             On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc.  Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $9,000, net of tax, for the third quarter ended March 31, 2001 and a loss, net of tax, of $10,000 for the nine-month period ended March 31, 2001.  The loss on disposal of the WTS division, net of tax, was $35,000.

             Since WTS provided custom contract manufacturing of electromechanical assemblies, wiring harnesses cable assemblies and data communications cables to various OEMs, the divestiture was part of the Company’s management strategic vision to provide growth and profitability in those divisions that have proprietary products.  Following this sale, the Company’s management believes it can better focus on new product design, marketing and distribution of its remaining three divisions: Waters Medical Systems, Waters Network Systems and Zareba Systems.

Results from Continuing Operations

             Net sales from continuing operations for the quarter and nine-month period ended March 31, 2001 were $3,529,000 and $9,774,000, respectively.  These figures represent a quarterly decrease of eleven percent and a year-to date decrease of eight percent as compared to the prior year.

Waters Medical Systems

             Waters Medical Systems’ (WMS) net sales for the quarter and nine-month period ended March 31, 2001 were $643,000 and $1,780,000, respectively, representing an increase of 14 percent for the quarter and an increase of eight percent for the nine months period ended March 31, 2001 as compared to the prior year.

             The RM3 market awareness and sales continues to build both domestically and internationally.  The Company continues to boost European sales as a result of marketing efforts after receiving the CE Mark for its RM3 Renal Preservation System.  Sales of disposable cassettes, used for the RM3, contributed to strong third quarter sales domestically, even as hospital and organ procurement center capital budgets postponed sales of the RM3 device. To expand the number of qualified personnel that work with organ preservation equipment, WMS continues to actively work with the International Society for Organ Preservation (ISOP) to build awareness and to increase training opportunities.

Zareba Systems (formerly American FarmWorks)

             Net sales for Zareba Systems for the quarter and nine-month period ended March 31, 2001 were $2,051,000 and $5,913,000, respectively.  This represents a decrease of 34 percent for the quarter and 22 percent for the nine-month period ended March 31, 2001 as compared to the prior year.  The decrease in Zareba sales resulted primarily from lower sales volume from one major Zareba customer that experienced post merger business and inventory control problems.  This customer has resumed placing orders with the Company to replenish depleted inventory.

             Third quarter sales were sluggish due to a slowing economy and a late spring.  However, we believe this trend may reverse itself as indicated by higher sales and backlog in the fourth quarter.

Waters Network Systems

             Waters Network Systems' (WNS) net sales for the quarter and nine-month period ending March 31, 2001 were $835,000 and $2,081,000, respectively. This represents an increase of 187 percent for the quarter and 52 percent for the nine months ended March 31, 2001 as compared to the prior year.  We believe the third quarter increase in sales resulted from increased awareness and implementation of WNS’ zone cabling solution in the K-12 classroom.

             Effective January 1, 2001, Waters Network Systems was awarded the PEPPM state contract for two years for the states of California, Colorado, Illinois, Michigan and Pennsylvania.  PEPPM is an online centralized purchasing process for schools that reduces the time, effort and costs associated with bidding and receiving products.  WNS is pending approval for the New York State contract with a term of five years that we believe will be received in early June 2001.  The benefit of these contracts is that school districts are able to purchase Waters’ switches, hubs and media converters at competitive state pricing without going out for bid.

General

             For the quarter ended March 31, 2001, gross profit from continuing operations for the Company increased to 37.0% of net sales, up from 35.8% for the comparable period of last year.  Gross profit for the nine-month period ended March 31, 2001 was 36.0% of net sales compared to 38.8% for the comparable period of the prior year.  The decrease in gross margin for the nine-month period ended March 31, 2001 resulted primarily from Zareba Systems’ product mix and lower sales volume from a major Zareba customer that experienced post merger business and inventory control problems.

             Operating expenses from continuing operations were $1,160,000 for the quarter and $3,141,000 for the nine-month period ended March 31, 2001, representing a decrease of $515,000 and $753,000, respectively, as compared to the prior year.  The decreased operating expenses as compared to the prior year primarily reflected non-recurring costs experienced in FY2000, including costs associated with merger efforts with Garrett Communications of $380,000 and post implementation consulting in connection with the Company’s information systems amounting to $279,000, as well as the continued calibration in FY2001 of the Company's marketing and sales efforts to revenue and earnings results.

             Net income from continuing operations of the Company for the quarter ended March 31, 2001 was $162,000, or $0.11 per share, on revenues of $3,529,000.  For the comparable quarter of the prior year, the Company had recorded a loss of $145,000 from continuing operations, or ($0.10) per share, on revenues of $3,968,000.

             Net income from continuing operations for the Company’s nine-month period ended March 31, 2001 was $371,000, or $0.25 per share, on revenues of $9,774,000.  For the comparable nine-month period of the prior year, the Company had a net income from continuing operations of $197,000, or $0.13 per share, on revenues of $10,588,000.  The increase in net income for the nine-month period ended March 31, 2001 as compared to the prior year primarily reflected the non-recurring costs incurred in FY2000 related to merger efforts with Garrett Communications of $380,000 and post implementation consulting in connection with the Company’s information systems amounting to $279,000, as well as FY2001 calibration of the Company's marketing and sales efforts to revenue and earnings results.  Zareba’s lower sales volume that resulted from decreased sales to a major customer that experienced post merger business and inventory control problems softened the Company’s net income increase as compared to the prior year.  This customer has resumed placing orders with the Company to replenish depleted inventory.

             The weighted average number of shares of common stock used to compute the basic earnings per share increased by 23,789 and 50,550 shares for the quarters ended March 31, 2001 and 2000, respectively, and 30,787 and 41,042 shares for the nine months ended March 31, 2001 and 2000, respectively, in computing the diluted per-share data. The increases were a result of the assumed exercise of outstanding employee stock options.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

             Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties, which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) reduction of current inventory levels due to existing orders and future demand, which depends on market conditions and the actual demand for products; (B) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive and market conditions; (C) continued improvements in efficiency and corporate management which depend on the actual effect of equipment upgrades and other capital expenditures; (D) increased sales for Zareba in the fourth quarter and in the future, which depends on the pulse of the economy, seasonality conditions, as well as actual customer demand; and (E) obtaining final approval for the New York State contract for WNS in early June 2001, which depends on positive results from New York's approval process as well as the timing of the conclusion, both of which are largely outside the control of Waters.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             No submission of matters subject to vote during the third quarter.

Item 6. Exhibits and Reports on Form 8-K

(A)       Exhibits

10.1      Asset Purchase Agreement dated January 22, 2001 by and between NRI Electronics & Cables, Inc. and Waters Instruments, Inc. (incorporated by reference to Form 8-K dated January 22, 2001).

(B)        Reports on Form 8-K

A Form 8-K dated January 22, 2001 was filed in connection with the sale of the Waters Technical Systems assets, and a Form 8-K/A was filed on March 21, 2001 amending the January 22, 2001 Form 8-K to include required proforma financial statements.

             In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC.

By: /s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

May 15, 2001