Form 10KSB
period 2001-06-30
WATERS INSTRUMENTS INC
filed 2001-09-27
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2001

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota
IRS Employer Identification No. 41-0832194

2950 Xenium Lane N., Suite 108, Minneapolis, MN  55441  (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 Par Value Per Share

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

             The net sales for the Company for the Fiscal year ended June 30, 2001 were $15,255,000.

             The aggregate market value of the voting stock held by non-affiliates of the Company on August 30, 2001 was $5,692,943.  The number of shares outstanding of the Company's Common Stock on August 30, 2001 was 1,496,300.

DOCUMENTS INCORPORATED BY REFERENCE

             Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 28, 2001.

             Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)         Business Development

             A Minnesota corporation since 1960, Waters Instruments, Inc. is a customer-focused, market-driven provider of value-added technology solutions. During fiscal year 2001, sales were conducted through four principal business units: agricultural electric fencing, d/b/a Zareba Systems, formerly American FarmWorks; medical products, d/b/a Waters Medical Systems (WMS); computer network connectivity, d/b/a Waters Network Systems (WNS); and custom contract manufacturing, d/b/a Waters Technical Systems (WTS). On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc.

             On August 6, 2001, Waters purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. Under such agreement, Waters purchased all of the issued and outstanding stock of NCP from NCP’s shareholders for $6,524,000 plus interest from July 2, 2001 to the closing of the transaction at the prime lending rate announced by Wells Fargo Bank Minnesota, N.A.  The operations of NCP and Waters’ Zareba Systems division are currently operated within Waters’ Zareba Systems division.

             North Central Plastics, established in 1952, manufactured electric fencing products in a 64,000 square foot state-of-the-art facility in Ellendale, Minn., with subsidiaries in Fall River, Mass., and Ontario, Canada.  Under the brand name Red Snap’r, products include insulators, fence controllers, high tensile fencing, polywire, polytape and accessories. Its products are widely distributed in the USA, Canada, Mexico, Central and South America, Europe and New Zealand.  North Central Plastic’s Web site is located at www.redsnapr.com.

(b)         Business of Issuer

             (1)        Zareba Systems, formerly American FarmWorks

             Zareba Systems designs, manufactures and sells electric fence controllers used for livestock, equine, predator, and pet containment. The Company considers itself the largest of four major suppliers of such controllers in the United States. Fence controllers convert both AC and DC power into high-voltage impulses on a wire fence producing a stinging, but safe shock. Zareba sells to distribution channels through independent representatives. Sales by Zareba in fiscal year 2001 were 62.3% of the Company's total sales from continuing operations compared to 71% in the prior year.

             One Zareba customer had fiscal 2001 sales greater than 10% of the Company's total sales from continuing operations. This single customer contributed $2,706,000 to fiscal 2001 sales.

             To address the sales potential in Central and South America, the Company partnered with a complementary electric fence accessories manufacturer to supply a complete fence system, and assigned a sales manager to develop distribution channels. With the dedicated focus, the distributor relationships and resulting sales volumes are currently being built. The Company believes Central and South America offer significant sales potential, as Zareba has a differential advantage over competitors with its wide range of high quality, lower-cost solar, battery and 240-volt 50/60-cycle electric fence controllers.

             The Zareba Systems division made no significant sales to governmental agencies; likewise, there are no contracts subject to renegotiation. Raw materials used in the production of fence controllers are generally available from a number of suppliers. Patents are not significant to the manufacture of electric fence controllers; however, the Company received a patent in fiscal 1999 on a direct discharge design that it believes offers significant advantages over traditional electric fence technologies. The Company released new products using the direct discharge technology in the first quarter of fiscal 2000.

             The Company believes its trademarks associated with the business are of value and include: Zareba, Zareba Systems, Blitzer, BullDozer, Dyna-Charge, HOL-DEM and International.

             Zareba' business is seasonal, with peak customer demand occurring in the spring and summer months. Backlog is not significant in this unit's operations since most orders are filled within days after receipt.

             Zareba Systems division will be moving its electric fence production in Rochester to the location of its recently purchased North Central Plastics business in Ellendale, Minn.  The Nov. 1 move is part of an integration plan that was developed to achieve synergies through the consolidation of Zareba Systems and North Central Plastics after the Aug. 6 acquisition.

             (2)        Waters Medical Systems

             Waters Medical Systems (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. WMS developed the RM3 Renal Preservation Monitor, a two-part kidney preservation system, to preserve kidneys for transplant while significantly improving post-surgical patient outcomes. Within a vast medical equipment industry, WMS focuses on being the dominant supplier in specific market niches. Sales by WMS in fiscal 2001 were 15.9% of the Company's total sales from continuing operations compared to 15.2% in fiscal 2000.

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

             (3)        Waters Network Systems

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

             During fiscal year 2001, Waters Network Systems continued to expand its product line to include a wide range of Ethernet, Fast Ethernet and dual-speed switches and media converters for both copper and fiber LANs. These products provide the flexibility to increase the speed or capacity of current networks. The Company believes WNS offers the widest range of enclosed classroom hubs and switches in the industry.

             The LAN products are sold primarily through dealers that resell the products as well as provide network cabling installations. Less than 20% of the WNS total sales are purchased directly by school districts or local boards of education. The sales cycle in education is long, frequently taking over a year from products specification to product installation. Many of the dealers currently have been awarded the bids for specific school districts, with the installation to occur in fiscal year 2002 and beyond.

             Sales by WNS in fiscal year 2001 increased 50% from the prior year, representing 21.8% of the Company's total sales from continuing operations compared to 13.8% in fiscal year 2000. While Waters continues to make major inroads in K-12 education, delays in disbursement of funds are occurring simultaneously as demand for classroom connectivity increases.

             (4)        Waters Technical Systems

             Until January 2001, Waters Technical Systems provided custom contract manufacturing of electromechanical assemblies, wiring harnesses and cable assemblies to OEMs for a variety of technology markets.

             On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. Hence all financial results related to the WTS division have been accounted for as discontinued operations.  The divestiture was part of management’s strategic vision to provide growth and profitability in those divisions that have proprietary products.  Following this sale, the Company’s management believes it can better focus on new product design, marketing and distribution of its remaining three divisions: Waters Medical Systems, Waters Network Systems and Zareba Systems.

             5)         Information as to Company's Business as a Whole

             During fiscal years 2001 and 2000, the Company expended $431,000 and $367,000 from continuing operations for research and development activities, respectively.

             As of June 30, 2001, the Company had a total of 84 employees, with 82 of them regular full-time employees. This compares to a total of 172 employees, with 139 regular full-time employees one-year prior.

             (6)        Financial Information about Foreign and Domestic Operations and Export Sales

             The Company maintains no offices or facilities outside of the United States and sells the majority of its products in the United States. Export sales were $360,000 in fiscal year 2001, compared to $511,000 in fiscal year 2000.  Most sales for foreign exports have been made through unrelated foreign dealers in major European, Asian, and South American markets and by a number of export dealers in outlying countries.  In fiscal 2001, the Company had minimal activities outside of the United States.

ITEM 2.  PROPERTIES

             The Company currently leases 2,500 square feet of office space in a Plymouth, Minnesota office complex for its corporate headquarters.  The lease extends through October 31, 2001 and the Company expects to renew the lease.  The current lease requires a monthly payment of $3,390.  The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota.  The building houses the corporate administration and production facilities for all of the business units.  Fourteen thousand square feet of the facility is devoted to office and engineering space with the remaining area used for manufacturing and warehousing.  For fiscal year 2001, approximately 12% is used by Waters Medical Systems, 45% by Zareba Systems, 9% by Waters Network Systems and 34% is leased through January 22, 2002 by NRI, Inc. the buyer of the disposed Waters Technical Systems assets.

             Following Waters’ purchase of all outstanding shares of North Central Plastics on August 6, 2001, the Company now leases the 64,000 square foot facility for $200,000 per month from an affiliate of former NCP and has an option to purchase the facility and real estate at any time between June 30, 2002 and December 31, 2002 for $2,000,000.

             The Company believes that insurance coverage on its properties is adequate.

ITEM 3.  LEGAL PROCEEDINGS

             During fiscal year 2001, the Company did not have and currently does not have any legal proceedings pending which are outside of routine litigation that is incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's 2001 fiscal year.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

             The Company's common stock was formerly traded on the NASDAQ National Market and recently, due to listing qualification requirements, has moved to the NASDAQ Small Cap Market utilizing the same symbol WTRS.

Stock Price	High	Low	Close

FY2001
First Quarter	7.813	3.875	6.563
Second Quarter	7.500	3.250	3.438
Third Quarter	4.781	3.562	4.063
Fourth Quarter	5.800	3.969	5.270

FY 2000
First Quarter	6.000	4.625	5.250
Second Quarter	5.625	4.500	5.438
Third Quarter	34.000	5.094	7.313
Fourth Quarter	7.906	4.000	4.500

Shareholders

             As of August 31, 2001 the Company had approximately 605 shareholders of record.

Dividend Summary

             On October 16, 2000, at a regularly scheduled meeting, the Board of Directors of the Company declared a dividend based on fiscal year 2000 operating results. The Company paid the dividend in December 2000 at the rate of $.05 per share, or an aggregate amount of $75,000. The Company also paid a dividend in December 1999 of $.04 per share for an aggregate amount of $60,000.

             The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company's 2001 Annual Meeting of Shareholders.

             The Company has paid its shareholders annual dividends for 25 of the last 26 years, with the first dividend paid in 1975.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

             The Company's cash balance on June 30, 2001 was $4,134,000, an increase of $2,571,000 from its June 30, 2000 balance of $1,563,000. The Company's working capital position at June 30, 2001 was $7,863,000, an increase of 15.6% from $6,801,000 at June 30, 2000.

             The increase in cash from June 30, 2000 resulted primarily from the reduction of inventory existing on June 30, 2000 to support the Company's sales in the WNS business unit, the collection of a large accounts receivable balance from a major Zareba customer that was payable as of June 30, 2000 as well as $1,158,000 in net cash proceeds from the sale of the Waters Technical Systems’ assets.

             During fiscal 2001, at Waters’ request, the bank extended the credit commitment of $2,000,000 through December 15, 2001.  Under the terms of the bank's line of credit, interest is charged on outstanding balances at the bank's base (prime) rate, which was 6.75 percent on June 30, 2001.  There is currently no amount outstanding under the line of credit, and the Company believes that its existing funds, cash generated from operations, and short-term borrowing under the Company's line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.  The Company has not been charged a commitment fee on the bank’s line of credit.

             Waters Instruments, Inc. purchased all the outstanding shares of North Central Plastics, Incorporated on August 6, 2001.  The agreement to purchase the shares of the closely held electric fencing products manufacturer based in Ellendale, Minn., was signed previously on July 9, 2001.  For further details, refer to the Form 8-K dated July 9, 2001, as amended.

             Capital expenditures were $317,000, during fiscal year 2001, an increase of $32,000 from the prior year.  Improvements to manufacturing equipment and upgrades to information systems comprised the bulk of capital expenditures in fiscal 2001.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

             In 1999, the Company entered into a merger agreement with Garrett Communications. Although Garrett's Board of Directors ultimately voted not to proceed with the merger, Waters incurred significant legal and processing costs. For fiscal 2000, accumulated merger-related costs of $380,000 were expensed to operations. Also in fiscal 2000, the Company incurred information systems consulting costs of $279,000 to accelerate the software integration for the merger, resulting in total expenses of up to $659,000 that were related to the terminated merger with Garrett Communications.

Results from Discontinued Operations

             On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $5,000, net of tax, for the twelve-month period ended June 30, 2001.  The loss on disposal of the WTS division, net of tax, was $33,000.  Sales from that segment were approximately $2.1 million for the nearly seven-month period of fiscal year 2001 and $3.7 million for the entire fiscal year 2000.

             Since WTS provided custom contract manufacturing, the divestiture was part of management’s strategic vision to provide growth and profitability in those divisions that have proprietary products.  Following this sale, the Company’s management believes it can better focus on new product design, marketing and distribution of its remaining three divisions: Waters Medical Systems, Waters Network Systems and Zareba Systems.

Results from Continuing Operations

             Net sales from continuing operations for fiscal year 2001 were $15,255,000, a decrease of 5.3% compared to the prior year.

Waters Medical Systems
             Waters Medical Systems’ (WMS) net sales decreased 1% in fiscal year 2001 compared to 2000.

             Fourth quarter sales for the Medical Systems division were down due to delayed capital spending by hospitals and Organ Procurement Organizations.  However, with increased sales through the first three quarters, year-end sales were comparable to last year and profitability was strong.

             The RM3 market awareness continues to build both domestically and internationally.  To expand the number of qualified personnel that work with organ preservation equipment, WMS continues to actively work with the International Society for Organ Preservation (ISOP) to build awareness and to increase training opportunities.

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

Zareba Systems (formerly American FarmWorks)
             Net sales for Zareba Systems in fiscal 2001 decreased 16.9% compared to the prior year. The decreased sales in Zareba sales resulted primarily from lower sales volume from one major Zareba customer that experienced post merger business and inventory control problems.  During the first quarter of fiscal year 2002, this customer has resumed placing orders with the Company to replenish depleted inventory.

             The Company believes that Zareba System’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance.

Waters Network Systems
             Waters Network Systems' (WNS) net sales increased 50% in fiscal year 2001 compared to fiscal 2000.  The Company believes the increase in sales resulted from increased awareness and implementation of WNS’ zone cabling solution in the K-12 classroom.

             Effective January 1, 2001, Waters Network Systems was awarded the PEPPM state contract for a two-year period for the states of California, Colorado, Illinois, Michigan and Pennsylvania. PEPPM is an online centralized purchasing process for schools that reduces the time, effort and costs associated with bidding and receiving products. WNS has received approval for the New York State contract with a term of five years. These contracts allow school districts to purchase Waters’ switches, hubs and media converters at competitive state pricing without going out for bid.

             Additional comparative information about industry segments can be found in Note #9 in Notes to Financial Statements contained in this report.

Combined Business
             The gross profit from continuing operations declined to 37.9% of net sales in fiscal year 2001 from 40.1% in fiscal 2000. The decrease in gross margin resulted primarily from Zareba Systems’ product mix and lower sales volume from a major Zareba customer that experienced post merger business and inventory control problems.

             Operating expenses from continuing operations were $4,632,000 for fiscal year 2001, representing a decrease of $423,000, or 8.4% from fiscal 2000 expenses of $5,055,000.  The decreased operating expenses as compared to the prior year primarily reflected non-recurring costs experienced in FY2000, including costs associated with merger efforts with Garrett Communications, as well as the continued calibration in FY2001 of the Company's marketing and sales efforts to revenue and earnings results.

             Interest expense, principally lease financing on the Company's equipment, was $2,000 during fiscal 2001, compared to $4,000 in the prior year.

             Income from continuing operations for fiscal 2001 amounted to $901,000 or $0.61 per share on revenues of $15,255,000, compared to $989,000 or $0.67 per share on revenues of $16,103,000 in fiscal 2000.  Zareba’s lower sales volume that resulted from decreased sales to a major customer that experienced post merger business and inventory control problems softened the Company’s net income as compared to the prior year.  This customer has resumed placing orders with the Company to replenish its depleted inventory.

             Net income for the Company for fiscal 2001 was $863,000, or $0.58 per share, compared to $837,000, or $0.57 per share the prior year.  The prior year primarily reflected the non-recurring costs incurred in FY2000 related to merger efforts with Garrett Communications. For fiscal year 2001, the calibration of the Company's marketing and sales efforts to revenue and earnings results and Zareba’s lower sales volume resulting from decreased sales to a major customer softened the Company’s net income increase as compared to the prior year.

             The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 32,015 and 38,857 shares for fiscal years 2001 and 2000 respectively, in computing the diluted per-share data.  The increases were a result of the assumed exercise of outstanding employee stock options.

Recently Issued Accounting Standards

             FAS 141 and 142: In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

             The Company has not yet completed its full assessment of the effects of these new pronouncements on its post FY2001 acquisition of North Central Plastics, Incorporated. The standards generally are required to be implemented by the Company in fiscal year 2002.

             SAB 101: The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 on Revenue Recognition (SAB 101) in December of 1999.  SAB 101 provides further guidance on revenue recognition and establishes criteria that must be met to recognize revenue.  In addition, the SAB addresses whether revenue should be presented gross or net and provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue.   The Company adopted SAB 101 during fiscal 2001 and its adoption did not have a significant effect on the financial statements.

             EITF 00-10: EITF 00-10 Accounting for Shipping and Handling Costs, became effective for the Company in the second quarter of fiscal 2001.  EITF 00-10 requires companies to reflect shipping and handling revenues as a part of net revenues and the associated costs as cost of goods sold.  The adoption of EITF 00-10 had no material effect on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

             Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive and market conditions; (B) increased demand for the RM3 which depends on the Company’s ability to increase public awareness regarding the benefits of pulsatile preservation and the actual increased demand resulting therefrom, if any; and (C) the increase in Zareba’s sales and market share which depends on the success of the Company’s development efforts and integration of North Central Plastics, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition and market conditions.

PART II

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(a)	The following documents are filed as part of this report:

(1) Financial Statements:

Management's Responsibility for Financial Reporting
Independent Auditor's Report
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

August 8, 2001

To the Stockholders of
Waters Instruments, Inc.

Minneapolis, Minnesota

             The management of Waters Instruments, Inc. has prepared and is responsible for the financial statements and related financial information contained in this report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, using management's best judgment and estimates. The other financial data contained in this report is consistent with that in the financial statements.

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

/s/ Gregory J. Anshus

Gregory J. Anshus
Chief Financial Officer

INDEPENDENT AUDITORS REPORT

To the Stockholders and
Board of Directors

Waters Instruments, Inc.
Minneapolis, Minnesota

             We have audited the accompanying balance sheets of Waters Instruments, Inc. as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
MCGLADREY & PULLEN, LLP

Rochester, Minnesota
August 8, 2001

PART II
FINANCIAL INFORMATION

Item 1.  Financial Statements

Waters Instruments, Inc.
Balance Sheets

	June 30
(In thousands)	2001	2000

Current assets
Cash and equivalents (Note 2)	$4,134	$1,563
Trade receivables (Notes 3 and 5)	3,344	4,607
Inventories (Notes 4 and 5)	2,348	2,933
Prepaid expenses	112	103
Deferred income taxes (Note 6)	207	207

Total current assets	10,145	9,413

Property, plant and equipment
Land	128	128
Building	1,522	1,518
Machinery and equipment	1,863	2,561
Office furniture and equipment	1,182	1,656

	4,695	5,863
Less accumulated depreciation	3,504	4,449

Net property, plant and equipment	1,191	1,414

Other assets
Costs in excess of net assets of businesses acquired, net of amortization	10	28
Investments	3	3

Total other assets	13	31

Total assets	$11,349	$10,858

Current liabilities
Trade payables	1,172	1,364
Accrued expenses
Salaries, wages, and other compensation	498	664
Product warranties	150	231
Other accrued liabilities	172	242
Income taxes payable	290	111

Total current liabilities	2,282	2,612
Deferred income taxes (Note 6)	48	61
Stockholders' equity (Note 7)
Preferred stock, par value $25; Authorized: 120,000 shares; issued and outstanding: none
Common stock, par value $.10 per share; Authorized: 5,000,000 shares; issued and outstanding: 1,496,300 shares (2001), 1,479,948 shares (2000)	150	148
Additional paid-in capital	1,360	1,316
Retained earnings	7,509	6,721

Total stockholders' equity	9,019	8,185

Total liabilities and equity	$11,349	$10,858

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.
Statements of Operations

	Year Ended June 30
(In Thousands, Except Per Share Data)	2001	2000

Net sales (Note 9)	$15,255	$16,103
Cost of goods sold	9,471	9,641

Gross profit	5,784	6,462

Operating expenses
Administrative	1,656	1,545
Selling	2,545	2,763
Research and development	431	367

Garrett Acquisition expense	0	380

Total operating expenses	4,632	5,055

Operating income from continuing operations	1,152	1,407

Other income
Interest income	206	134
Net other income	142	1

Income from continuing operations before tax	1,500	1,542

Income tax provision	599	553

Income from continuing operations	901	989

Discontinued operations
(Loss) from operations of discontinued WTS division, less applicable income tax effect	(5)	(152)
(Loss) on disposal of WTS division, less applicable income tax effect	(33)	0

Net income	863	837

Basic net income per share from continuing operations	$0.61	$0.67
Diluted net income per share from continuing operations	$0.59	$0.65
Basic net income per share	$0.58	$0.57
Diluted net income per share	$0.57	$0.55

Weighted average number of shares outstanding – basic	1,489,057	1,475,590
Weighted average number of shares outstanding – diluted	1,519,161	1,514,447

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.
Statements of Stockholders' Equity

	Common Stock

(In thousands)	Outstanding Shares	Amount	Additional Paid In Capital	Retained Earnings

Balance June 30, 1999	1,471	$147	$1,285	$5,944
Net Income for the period	—	—	—	837
Dividends paid ($.04/share)	—	—	—	(60)
Issuance of common stock	9	1	31	—

Balance June 30, 2000	1,480	$148	$1,316	$6,721
Net Income for the period	—	—	—	863
Dividends paid ($.05/share)	—	—	—	(75)
Issuance of common stock	16	2	44	—

Balance June 30, 2001	1,496	$150	$1,360	$7,509

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.
Statements of Cash Flow

	Year Ended June 30
(In thousands)	2001	2000

Cash flows provided by (used for) operations
Cash received from customers	$18,125	$18,035
Interest received	208	138
Cash paid to suppliers and employees	(16,163)	(19,232)
Interest paid	(2)	(4)
Income taxes paid	(407)	(679)

Net cash provided by (used for) operations	1,761	(1,742)

Cash flows from investing
Net proceeds from sale of WTS division assets	1,158	—
Capital expenditures	(317)	(285)

Net cash provided by (used for) investing	840	(285)

Cash flows from financing
Proceeds from sale of common stock	44	32
Dividends paid	(75)	(60)

Net cash used for financing	(30)	(28)

Net increase (decrease) in cash and equivalents	2,571	(2,055)
Cash and equivalents, beginning of year	1,563	3,618

Cash and equivalents, end of year	$4,134	$1,563

Reconciliation of net income to net cash provided by (used for) operations:
Net income	$863	$837
Depreciation and amortization	375	424
Gain on the disposal of equipment	—	(3)
Deferred income taxes	—	77
Loss of the disposal of WTS division assets	57	—

Changes in assets and liabilities

Accounts receivables	776	(1,772)
Inventories	41	(1,062)
Prepaid expenses	(9)	(2)
Trade payables	(192)	(105)
Accrued expenses	(329)	152
Income taxes payable	179	(288)

Net cash provided by (used for) operations	$1,761	$(1,742)

The accompanying notes are an integral part of the financial statements Notes to Financial Statements

1.          Nature of Business and Significant Accounting Policies

A.         Nature of Business

             The Company operates three principal business units: Waters Network Systems (WNS), Zareba, formerly American FarmWorks (AFW), and Waters Medical Systems (WMS). The sales of products from all three-business units occur principally within the United States. Waters Network Systems, the most recently formed business unit, addresses local area network connectivity solutions for education and other markets. Zareba designs, manufactures and markets electric fence controllers for animal control and containment to agricultural cooperatives, mass merchandisers focusing on the retailer market, and lawn and garden stores. Waters Medical Systems designs and manufactures organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers' financial conditions, but generally requires no collateral.

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

D.         Inventories

             Inventories are recorded at the lower of cost using FIFO (first-in, first-out) or market.

E.          Property, Plant and Equipment

             Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 10 years for machinery, equipment, and office furniture.

F.          Intangible Asset

             Cost in excess of net assets acquired is amortized on a straight-line basis over a twenty-year period beginning in 1983. Amortization of $18,000 is recorded annually. Accumulated amortization at June 30, 2001 and 2000 was $340,000 and $322,000, respectively.

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

I.           Employee Benefits

             The Company has a 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. The Plan has a calendar year-end. During each of the fiscal years ending June 30, 2001 and 2000, the Company expensed $23,000 and $26,000 in matching contributions, respectively.

             The Company offers medical insurance to its associates, which it self-insures up to $25,000 per individual and $1,000,000 in aggregate. During the fiscal years ended June 30, 2001 and 2000, the amounts charged to income under this plan were $448,000 and $364,000, respectively.

J.           Revenue Recognition

             The Company recognizes revenue when the product is shipped from its warehouse F.O.B. shipping point.

             In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of calendar 2000.  The adoption of SAB No. 101 did not have a significant effect on its financial statements.

             The customer orders for all segments are filled upon receipt of the customer’s purchase order.  Sales of the Company are recognized at time of shipment to the customer, FOB shipping point.  The title for merchandise held for sale by Waters Instruments, Inc. passes to buyer FOB shipping point via a third party carrier.  Sales are not conditioned on customer acceptance provisions or installation obligations.  The Company utilizes independent manufacturers representatives to facilitate sales orders.  Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor of the Company’s products.  The Waters Network Systems’ (WNS) segment is in the business of selling network connectivity products, with no software included.

K.         Research and Development

             Research and Development costs are expensed as incurred.

L.          Advertising Costs

             The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2001 and 2000 were $448,000 and $420,000, respectively.

M.        Income Taxes

             Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

             The weighted–average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per-share data. The basic earnings per share was increased by 32,015 and 38,857 shares for the assumed exercise of the stock options and warrants (Note 7), in computing the diluted earnings per share data.

O.         New Accounting Pronouncements

             FAS 141 and 142: In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

             The Company has not yet completed its full assessment of the effects of these new pronouncements on its post FY2001 acquisition of North Central Plastics, Incorporated. The standards generally are required to be implemented by the Company in fiscal year 2002.

             EITF 00-10: EITF 00-10 Accounting for Shipping and Handling Costs, became effective for the company in the second quarter of fiscal 2001.  EITF 00-10 requires companies to reflect shipping and handling revenues as a part of net revenues and the associated costs as cost of goods sold.  The adoption of EITF 00-10 had no material effect on the financial statements of the Company.

             In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning July 1, 2000. In June 2000, the "FASB" issued SFAS No. 138 which amended some of the accounting and reporting standards for derivative instruments and hedging activities outlined in SFAS no. 133. Based upon the nature of the financial instruments and hedging activities in effect as of June 30, 2000, these pronouncements would not have a material impact on the Company's financial position or results of operations.

2.          Credit Risks and Concentrations

             At June 30, 2001 and 2000, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation insurance coverage. In addition, the Company maintains cash balances in a money market mutual fund with Norwest Funds. (On July 8, 2000, Norwest became Wells Fargo.) Such funds are not insured and totaled $4,529,000 at June 30, 2001 and $1,599,000 at June 30, 2000. The Company has not incurred any losses in such accounts.

3.          Trade Accounts Receivable

             Trade accounts receivable consist of the following:

(In thousands)	2001	2000

Trade accounts receivable	$3,389	$4,651
Less allowance for doubtful accounts	45	44

Totals	$3,344	$4,607

4.          Inventories      Inventories consist of the following:

(In thousands)	2001	2000

Raw materials	$1,604	$2,131
Work–in–process	41	162
Finished goods	736	923
Less reserve for obsolescence	33	283

Totals	$2,348	$2,933

5.          Line of Credit

             The Company has a $2,000,000 line of credit with its bank. Borrowings under the line are charged interest at the prime rate and are collateralized by accounts receivable and inventories. The prime rate was 6.75% at June 30, 2001. The credit agreement expires December 15, 2001. The credit agreement requires the Company to meet certain financial ratios and covenants. There were no borrowings outstanding under the line of credit at June 30, 2001.

6.          Income Taxes

             The income tax provision charged to continuing operations for the years ended June 30, 2001 and 2000 are as follows:

(In thousands)	2001	2000

Current:
US federal	$533	$355
State	55	36

Total current	588	391

Deferred:
US federal	(12)	69
State	(1)	8

Total deferred	(13)	77

Tax benefit of loss from discontinued operations	24	85

Total current and deferred	$599	$553

             The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2001 and 2000 due to the following:

(In thousands)	2001	2000

Computed "expected" tax expense	$524	$457
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	16
State taxes, net of federal tax benefits	55	35
Tax credits	(13)	(16)
Other	9	(24)

Tax benefit of loss from discontinued operations	24	85

Total	$599	$553

             Net deferred tax assets consist of the following components as of June 30, 2001 and 2000:

(In thousands)	2001	2000

Deferred tax assets
Employee benefits and severance	$122	$105
Inventory and receivable allowances	29	16
Warranty and contingency reserves	56	86

Total deferred tax assets	$207	$207
Deferred tax liabilities
Property and equipment	$48	$61

Total deferred tax liabilities	48	61

Net deferred tax assets	$159	$146

             The components giving rise to the net deferred tax assets described above have been included in the Company's Balance Sheets as of June 30, 2001 and 2000 as follows:

(In thousands)	2001	2000

Current assets	$207	$207
Noncurrent liabilities	(48)	(61)

Net deferred tax assets	$159	$146

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

	2001	2000

Net Income (In thousands)
As reported	$863	$837
Pro forma	853	777

Basic Earnings per Share
As reported	$0.58	$0.57
Pro forma	0.57	0.53

Diluted Earnings per Share
As reported	$0.57	$0.55
Pro forma	0.56	0.51

             The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, dividend rate of 1.25%; price volatility of 98.3%, risk-free interest rate of 5.2% and an expected life of 10 years. The weighted average assumptions for grants in 2000 are as follows: dividend rate of .67%: price volatility of 65.1%; risk free interest rate of 6.8% and an expected life of 10 years.

             A summary of the status of the stock option plan at June 30, 2001 and 2000, and changes during the years ended on those dates are as follows:

	2001		2000

	Shares	Weighted AverageExercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	155,400	$4.56	135,000	$4.27
Granted	40,000	$4.00	22,500	$6.00
Exercised	(5,000)	$(2.13)	(3,000)	$(2.13)
Outstanding, end of year	190,400	$4.51	155,400	$4.65
Exercisable at end of year	150,400		155,400
Weighted-average fair value per share of options granted during the year		$3.10		$4.37

             As of June 30, 2001, the options outstanding have a weighted average remaining contractual life of 7 years, and exercise prices and unexercised options as follows:

Exercise Price	Shares	Average Contractual Life

$2.13	47,000	4.0 years
$2.19	5,000	3.5 years
$4.00	10,050	7.33 years
$4.00	40,000	9.66 years
$5.44	22,500	7.5 years
$5.75	28,250	6.5 years
$6.00	22,500	8.5 years
$6.88	20,100	6.33 years

             In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the "ASP Plan"), which was approved by shareholders at the 1997 Annual Meeting.  The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997.  Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase.  The total shares issued under this plan for the fiscal years ended June 30, 2001 and 2000 were 11,352 and 5,669, respectively.

8.          Failed Garrett Acquisition

             In 1999 the Company entered into a merger agreement with Garrett Communications. Even though Garrett Communications' Board of Directors voted not to proceed with the merger with Waters, significant legal and processing costs were incurred.  For fiscal 2000, accumulated merger-related costs of $380,000 have been expensed to operations.  Also in fiscal 2000, information systems consulting costs of $279,000 were incurred to accelerate the software integration for the merger, resulting in total expenses of up to $659,000 that were related to the terminated Garrett Communications merger.

9.          Disposal of a Segment, Industry Segments and Significant Customers

             The Company previously had four reportable segments.  On January 22, 2001, the Company completed the sale of substantially all the assets of Waters Technical Systems for cash of approximately $1.3 million resulting in a loss of $33,000. Sales from that segment were approximately $2.1 and $3.7 million in fiscal years 2001 and 2000, respectively.  The Company's three remaining reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

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

(In thousands)	2001	2000

Net Sales
Zareba (AFW)	$9,504	$11,433
WNS	3,328	2,226
WMS	2,423	2,444

	$15,255	$16,103
Operating Income
Zareba (AFW)	$1,522	$2,719
WNS	270	(840)
WMS	1,015	1,073
General Corporate Expenses	(1,655)	(1,545)

Operating Income (Loss)	$1,152	$1,407

Provision for income taxes
Zareba (AFW)	$211	$594
WNS	(10)	(405)
WMS	258	316
Corporate	140	48

	$599	$553
WTS	(24)	(85)

	$575	$468

(In thousands)	2001	2000

Capital Expenditures
Zareba (AFW)	$144	$59
WNS	0	0
WMS	41	26
Corporate	128	95

	$313	$180
WTS	4	105

	$317	$285
Depreciation and Amortization
Zareba (AFW)	$142	$137
WNS	6	7
WMS	16	20
Corporate	170	184

	$334	$348
WTS	41	76

	$375	$424
Identifiable Assets
Zareba (AFW)	$3,440	$3,998
WNS	1,637	1,701
WMS	863	970
Corporate	5,409	2,867

	$11,349	$9,536
WTS	0	1,322

	$11,349	$10,858

Significant customers (sales greater than 10 percent of net sales
Zareba Systems (AFW
No. of customers	1	2
Sales to those customers (in thousands)	$2,706	$5,309

Geographic information:

(In thousands)	2001	2000

Revenues
United States	$14,895	$15,592
Other Regions	360	511

Total	$15,255	$16,103

(In thousands)	2001	2000

Long-lived Assets
United States	$1,204	$1,445
Other Regions	–	–

Total	$1,204	$1,445

10.        Subsequent Event

             On August 6, 2001, the Company purchased all the outstanding stock of North Central Plastics, Incorporated (NCP) for approximately $6.5 million.  Immediately following the acquisition, NCP was merged into the Company.  The operations of NCP will be included in Waters’ Zareba Systems Division.  The acquisition was partially funded with new bank debt financing.

             At the closing of the purchase, the parties also entered into a Buyout Agreement, pursuant to which Waters may pay the seller up to an additional $780,000 based on the operating results of NCP in fiscal years 2002 through 2006.  Waters entered into a lease for the former NCP property.  The lease requires annual minimum lease payments of $200,000 and includes an option to purchase the property at any time between June 30, 2002 and December 31, 2002 for $2 million.  Waters also is required to pay two officers of NCP in installments, beginning in 2002 and continuing through 2006, $1,250,000 in the aggregate for agreements not to compete with Waters or NCP.

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

PART III

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             (a)  Identification

             The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name	Age	Position	First Became an Officer

Jerry W. Grabowski	49	President, Chief Executive Officer, and Director	1993
Gregory J. Anshus	44	V.P of Finance, CFO, and Treasurer	1996

             The following information is presented as to the business experience of each Executive Officer during the past five or more years.

             Mr Grabowski was elected President, Chief Executive Officer, and a member of the Company's Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

             Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

             Additional information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

             Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information required under this item is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             See Exhibit Index following the signature page of this report.

(b)         Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2001, but a Form 8-K was filed on July 9, 2001 and amended on August 9, 2001 disclosing the Company’s purchase of shares of North Central Plastics, Incorporated.

             Signatures

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 27, 2001.

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

Signature	Title	Date

/s/ Jerry W. Grabowski Jerry W. Grabowski	President, Chief Executive Officer, (Principal Executive Officer) and Director	September 27, 2001

/s/ Gregory J. Anshus Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer)	September 27, 2001

/s/ William R. Franta William R. Franta	Director	September 27, 2001

/s/ John A. Grimstad John A. Grimstad	Director and Secretary	September 27, 2001

/s/ Charles G. Schiefelbein Charles G. Schiefelbein	Director	September 27, 2001

Exhibit Index for Form 10-KSB (for the Fiscal Year ended June 30, 2001)

Ref #

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989.	*

3.2	Restated Bylaws, as amended to date, incorporated by reference to the description of such amendment set forth under the caption "Amendment to Bylaws" of the Company's definitive proxy statement for its 1988 Annual Meeting of Shareholders.	*

10.1	Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption "Compensation Plans" of the Company's definitive proxy statement for its 1989 Annual Meeting of Shareholders. (1)	*

10.2	1985 Incentive Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1985.	*

10.3	1985 Nonqualified Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1986.	*

10.4	1993 Employment Agreement between the Company and Gerald W. Grabowski incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.(1)	*

10.5	1995 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.	*

10.7	1997 Associates Stock Purchase Plan incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.	*

10.8	Amendment No. 1 to 1995 Stock Option Plan incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000.	*

10.9	Asset Purchase Agreement dated January 22, 2001 by and between NRI Electronics and Cable, Inc. and Waters Instruments, Inc. incorporated by reference to Exhibit 2.1 of Form 8-K dated January 22, 2001.	*

10.10	Stock Purchase Agreement dated July 9, 2001 by and among Waters Instruments, Inc., North Central Plastics, Incorporated and the shareholders of North Central Plastics, Incorporated incorporated by reference to Exhibit 2.1 of Form 8-K dated July 9, 2001.	*

23.1	Independent Auditor's Consent.	*

24.1	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad and Charles G. Schiefelbein (included on the signature page of this Form 10-KSB).	*

(1)	Indicates a management compensatory plan.

*	Incorporated by reference; SEC File No. 0-1388.

CONSENT OF INDEPENDENT ACCOUNTANTS

             We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-64937), (No. 333-42415) and (No. 333-55482) of the Waters Instruments, Inc. 1995 Stock Option Plan and 1997 Associates Stock Purchase Plan, respectively, of our report dated August 8, 2001, on the financial statements of Waters Instruments, Inc., which report appears in the Annual Report on Form 10-KSB for the year ended June 30, 2001.

/s/ McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP

Rochester, Minnesota
September 27, 2001