Form 10QSB
period 2001-09-30
WATERS INSTRUMENTS INC
filed 2001-11-14
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

SEPTEMBER 30, 2001

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter.)

Minnesota	41–0832194
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value - 1,496,300 shares outstanding as of November 12, 2001.

                                                 Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations for Continuing Operations

(Unaudited)

	For The Three Months Ended September 30
(In Thousands, Except Per Share Data)	2001	2000
Net sales	$6,013	$3,770
Cost of goods sold	3,708	2,339
Gross profit	2,305	1,431

Operating expenses
Administrative	736	334
Selling	847	570
Research and development	86	70
Total operating expenses	1,669	974
Operating income from continuing operations	636	457

Other income
Interest income	30	42
Interest expense	60	-
Net other income (expense)	33	(4)
Income from continuing operations before tax	639	495

Income tax provision	215	188
Income from continuing operations	424	307

Discontinued operations
Loss from operations of discontinued WTS division, less applicable income tax effect	-	(18)
Net income	$424	$289

Basic net income per share from continuing operations	$0.28	$0.21
Diluted net income per share from continuing operations	$0.27	$0.20
Basic net income per share	$0.28	$0.20
Diluted net income per share	$0.27	$0.19

Weighted average number of shares outstanding – basic	1,496,300	1,479,948
Weighted average number of shares outstanding – diluted	1,547,096	1,519,458

See Notes to Financial Statements

Waters Instruments, Inc.

Balance Sheets

(In thousands)	September 30, 2001
June 30, 2001

	(Unaudited)
Current assets
Cash and equivalents	$1,703	$4,134
Trade receivables	3,566	3,344
Inventories	3,458	2,348
Prepaid expenses	129	112
Deferred income taxes	294	207
Total current assets	9,150	10,145
Fixed Assets
Property, Plant & Equipment	6,949	4,695
Less accumulated depreciation	3,702	3,504
Net property, plant and equipment	3,247	1,191
Other assets
Goodwill	4,841	10
Cash value of life insurance, net of loans	29	-
Non-compete agreement, net	1,208	-
Other, net	60	3
Total other assets	6,138	13
Total assets	$18,535	$11,349
Current liabilities
Trade payables	$984	$1,172
Accrued expenses
Salaries, wages, and other compensation	665	498
Product warranties	270	150
Other accrued liabilities	349	172
Income taxes payable	266	290
Current maturities of long-term debt	536	-
Total current liabilities	3,070	2,282
Deferred income taxes	104	48
Non-compete agreement	1,250	-
Long-term debt, less current maturities	4,668	-
Stockholders’ Equity
Preferred stock, par value $25; 120,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.10 per share; 5,000,000 shares authorized; 1,496,300 shares issued and outstanding at September 2001 and June 2001	150	150
Additional paid–in capital	1,360	1,360
Retained earnings	7,933	7,509
Total stockholders' equity	9,443	9,019
Total liabilities and equity	$18,535	$11,349

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

	For the Three Months Ended September 30
(In Thousands)	2001	2000
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$7,031	$6,161
Interest received	30	42
Cash provided by operations	7,061	6,203

Cash paid to suppliers and employees	5,586	4,523
Taxes paid	251	82
Interest paid	60	-
Cash disbursed from operations	5,897	4,605
Net cash provided by operations	1,164	1,598
Cash flows from investing
Purchase of property and equipment	(44)	(69)
Acquisition of business	(5,536)	-
Net cash used for investing	(5,580)	(69)
Cash flows from financing
Proceeds from issuance of long-term debt	5,200	-
Payments on long-term debt	(3,215)	-
Net cash provided by financing	1,985	-
Net increase (decrease) in cash and cash equivalents	(2,431)	1,529
Cash and cash equivalents – Beginning of Period	4,134	1,563
Cash and cash equivalents – End of Period	$1,703	$3,092

Reconciliation of net income to net cash provided by operations
Net Income	$424	$289
Depreciation and Amortization	158	114
Provisions For Losses On Accounts Receivable	136	3
Loss on Subsidiary	9	-
Changes in assets and liabilities:
Accounts Receivable	995	1,457
Inventories	353	234
Prepaid Expenses and Deferred Income Taxes	(85)	13
Accounts Payable and Accrued Expenses	(826)	(512)
Net cash provided by operations	$1,164	$1,598

Supplemental Schedule of Noncash Investing and Financing Activities
Business acquisition (Note 5):
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment	$6,331	$-
Purchase price assigned to goodwill	4,835	-
Assumed accounts payable and accrued expenses	(1,692)	-
Assumed long-term debt	(3,938)	-
Cash purchase price	$5,536	$-

See Notes to Financial Statements

Notes to Financial Statements
September 30, 2001

                Waters Instruments, Inc. prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company's 10–KSB for the year ended June 30, 2001 and the Fiscal Year 2001 Annual Report.

1.  Inventories

                Inventories consisted of the following:

	September 30, 2001	June 30, 2001

Raw Materials	$1,816,000	$1,604,000
Work-In-Process	397,000	41,000
Finished Goods	1,298,000	736,000
Less reserves for obsolescence	53,000	33,000
Total Inventories	$3,458,000	$2,348,000

2.  Industry Segments

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

In Thousands	2001	2000
	Quarter Ended September 30
	(Unaudited)
Net Sales
WNS	$1,180	$456
Zareba (AFW)	4,166	2,673
WMS	667	641
	6,013	3,770
WTS	-	931
	$6,013	$4,701
Operating Income
WNS	$210	$(87)
Zareba (AFW)	883	574
WMS	278	304
General Corporate Expenses	(732)	(296)
Operating Income	639	495
WTS	-	(30)
	$639	$465
Provision for income taxes
WNS	$71	$(33)
Zareba (AFW)	297	218
WMS	93	115
Corporate	(246)	(112)
	215	188
WTS	-	(12)
	$215	$176
Capital Expenditures, exclusive of business acquisition
WNS	$-	$-
Zareba (AFW)	34	66
WMS	10	-
Corporate	-	-
	44	66
WTS	-	3
	$44	$69

In Thousands	2001	2000
	Quarter Ended September 30
	(Unaudited)
Depreciation and Amortization
WNS	$1	$2
Zareba (AFW)	113	43
WMS	4	6
Corporate	40	47
	158	98
WTS	-	16
	$158	$114
Identifiable Assets
Zareba (AFW)	$9,074	$3,040
WMS	944	930
WNS	733	1,248
Corporate	7,784	4,369
	18,535	9,587
WTS	-	1,048
	$18,535	$10,635
Significant customers (sales greater that 10 percent of net sales) In Thousands
Zareba (AFW)
No. of customers	1	1
Sales to this customer (in thousands)	$823	$778

Waters Network Systems (WNS)
No. of customers	1	-
Sales to this customer (in thousands)	$603	$-

Geographic information:

In Thousands	2001	2000

Quarter Ended September 30

	(Unaudited)
Revenues
United States	$5,913	$3,667
Other Regions	100	103
Total	$6,013	$3,770

In Thousands	2001	2000

Quarter Ended September 30

	(Unaudited)
Long-lived Assets
United States	$9,385	$1,400
Other Regions	–	–
Total	$9,385	$1,400

3.  Revenue Recognition

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

4.  Disposal of a Segment

On January 22, 2001, the Company completed the sale of substantially all the assets of Waters Technical Systems for cash of approximately $1.3 million resulting in a loss of $33,000. Sales from that segment were approximately $2.1 and $3.7 million in fiscal years 2001 and 2000, respectively.  Additionally, this discontinued segment had sales of approximately $931,000 for the three months ended September 30, 2000.  The Company's three remaining reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

5.  Acquisition of North Central Plastics, Inc.

On August 6, 2001, pursuant to an acquisition agreement, the Company acquired all the outstanding shares of common stock of North Central Plastics, Inc. (NCP).  NCP’s common stockholders received approximately $6.5 million in cash.  The agreement also includes an adjustment clause that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2002 through 2006 exceed predetermined levels.

The acquisition has been accounted for as a purchase, and accordingly, the results of operations of NCP are included with the Company’s since the date of acquisition.  The purchase price of NCP has been allocated to the acquired assets based on their fair values as of the date of the acquisition and is summarized as follows:

Current assets	$2,881
Property and equipment	2,091
Goodwill	4,423
Notes receivable	1,400
Non compete	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,625)
Deferred tax liabilities	(67)
Long-term debt	(3,938)
$6,524

The following unaudited pro forma summary represents the consolidated result of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future (in thousands except per share data).

	(Unaudited)
	2001	2000
	Quarter Ended September 30

Net sales	$6,944	$6,069

Income from continuing operations	$753	$478

Net income	$464	$223

Basic net income per share from continuing operations	$0.31	$0.15

Diluted net income per share from continuing operations	$0.30	$0.15

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

See Management’s Discussion and Analysis—Recent Accounting Pronouncements for a discussion of FAS 141 and 142 which have been applied to the above transaction.

6. Dividend Declaration

On October 25, 2001, the Board of Directors approved a cash dividend of $.05 per share of the Company’s common stock to be paid December 11, 2001 to shareholders of record on November 13, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

                The Company's cash balance on September 30, 2001 was $1,703,000, a decrease of $2,431,000 from its June 30, 2001 balance of $4,134,000. The Company's working capital position at September 30, 2001 was $6,080,000, a decrease of 23% from $7,863,000 at June 30, 2001.

                The decrease in the June 30, 2001 cash position resulted primarily from the Company’s acquisition of North Central Plastics, Inc. (NCP) common stock. $4,500,000 of the purchase price was provided by internal cash reserves. The Company financed the balance of the NCP stock purchase transaction through bank debt.

                To facilitate the acquisition of North Central Plastics Inc.’s common stock, the Company secured $5.2 million in bank debt, with a term of seven years at 7.5% interest rate. In addition, the Company has increased its bank line of credit from $2 million to $3 million through November 30, 2002.  Under the terms of the bank's line of credit, interest is charged on outstanding balances equal to one-half of one percent (.50%) less than the Wall Street Prime Rate. The effective rate was 5.5 percent at September 30, 2001.  The Company has not borrowed against the line of credit during fiscal year 2002 and believes that its existing funds, cash generated from operations, and borrowings under the Company's term bank debt and line of credit will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.  The Company has been charged a commitment fee of $21,000 on the bank's term debt facility.

                Capital expenditures totaled $745,000 for the quarter ended September 30, 2001.  Assets relating to the August 6, 2001 purchase of North Central Plastics as well as improvements to manufacturing equipment comprised the bulk of the quarter’s capital expenditures.  The Company estimates that capital expenditures for the three remaining quarters of the current fiscal year will approach $463,000.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

At its annual meeting on October 25, 2001, the Waters Board of Directors approved a cash dividend of $.05 per share of the Company’s common stock to be paid December 11, 2001 to shareholders of record on November 13, 2001.

Results from Discontinued Operations

On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. as part of the Company’s plan to focus on those divisions that have proprietary products.  Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $18,000, net of tax, for the three-month period ended September 30, 2000 in fiscal year 2000.

Results of Continuing Operations

Net sales for the quarter ended September 30, 2001 were $6,013,000, an increase of 59.5% when compared to sales for the same quarter in 2000. The increased sales resulted primarily from the incremental sales contribution of North Central Plastics as well as significant Waters Network Systems sales improvement.

Waters Medical Systems

                Net sales in Waters Medical Systems (WMS) increased 4% to $667,000 for the quarter ended September 30, 2001, when compared to sales for the same quarter in 2000. WMS sales increases were marginal due to delayed capital spending by hospitals and Organ Procurement Organizations.

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

Zareba Systems (formerly American FarmWorks)

Net sales in Zareba Systems (formerly American FarmWorks) for the quarter ended September 30, 2001 were $4,166,000 compared to $2,673,000 for the same quarter in 2000. The increased Zareba sales resulted primarily from the incremental sales contribution of $1,411,000 of North Central Plastics, Inc. acquired by the Company on August 6, 2001. The operations of NCP are operated within Waters’ Zareba Systems division.

                The Company believes that Zareba System’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics–based, supplier relationships, and Zareba’s quality and delivery performance.

                Zareba Systems division will be moving its electric fence production in Rochester to the location of its recently purchased North Central Plastics (NCP) business in Ellendale, Minn.  The November 2001 move is part of an integration plan that was developed to achieve synergies through the consolidation of Zareba Systems and North Central Plastics. The Company does not anticipate that the Zareba Systems production consolidation moving expenses will materially impact future financial results. In addition, Company converted NCP to its information systems application software on October 1, 2001 to facilitate the synergies of the business combination.

Waters Network Systems

Waters Network Systems' (WNS) net sales for the quarter ended September 30, 2001 increased 159% to $1,180,000 compared to $456,000 for the same quarter in 2000. Waters Network Systems continues to expand its product line to include a wide range of Ethernet, Fast Ethernet and dual-speed switches and media converters for both copper and fiber LANs. These products provide the flexibility to increase the speed or capacity of current networks.    The Company believes WNS offers the widest range of enclosed classroom hubs and switches in the industry. The LAN products are sold primarily through dealers that resell the products as well as provide network-cabling installations. Less than 20% of the WNS total sales are purchased directly by school districts or local boards of education. The sales cycle in education is long, frequently taking over a year from products specification to product installation. Many of the dealers currently have been awarded the bids for specific school districts, with the installation to occur in fiscal year 2002 and beyond.

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

Combined Business

The gross profit from continuing operations increased slightly to 38.3% of net sales for the first quarter of fiscal 2002, up from 37.9 % in the first quarter of fiscal year 2001.

Operating expenses from continuing operations were $1,669,000 for first quarter ended September 30, 2001, representing an increase of $695,000 when compared to the previous year of $974,000. The increased operating expenses as compared to the prior year resulted primarily from the inclusion of North Central Plastics operating expenses of $432,000 into September 30, 2001 results, as well as additional reserves of $137,000 pertaining to an existing Zareba customer account that has filed for Chapter 11 bankruptcy protection. As of September 30, 2001 this customer’s account balance of $201,000 has been fully reserved.

Interest expense, principally related to the Company's term debt to finance the acquisition of NCP amounted to $60,000 during the first quarter of fiscal year 2002.

                Interest income of $30,000 was earned for the quarter ended September 30, 2001, compared to $42,000 in the prior year.

Net income for the first quarter of fiscal 2002 amounted to $424,000 or $0.28 per share on revenues of $6,013,000, compared to $289,000 or $0.21 per share on revenues of $3,770,000 in the first quarter of fiscal 2001.  The increased net income from operations for the quarter resulted primarily from the incremental contribution of North Central Plastics and the significant Waters Network Systems contribution margin improvement over the prior year.  The prior year also included the net loss of $18,000 from the discontinued WTS business unit.

                The weighted average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per share data. The basic earnings per share was increased by 50,796 and 39,510 shares for the quarters ended September 30, 2001 and 2000, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 FAS 141, “Business Combinations”, was issued which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  The acquisition of North Central Plastics, Inc. and any future business combinations have and will be accounted for under this new guidance.

In July 2001 FAS 142, “Goodwill and Other Intangible Assets”, was issued which requires that goodwill be reviewed for impairment rather than amortized.  The adoption of FAS 142 is required for the Company’s fiscal year ending June 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements, assuming there is no impairment of the Company’s goodwill.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending June 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending June 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

        Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as the success of the integration of NCP and general competitive and market conditions; (B) improved efficiency and management of the corporation as a result of capital expenditures made related to the NCP acquisition and to improve manufacturing equipment which depend on the actual effectiveness of such items; (C) increased demand for the RM3 which depends on the Company’s ability to increase public awareness regarding the benefits of pulsatile preservation and the actual increased demand resulting therefrom, if any; and (D) the increase in Zareba’s sales and market share which depends on the success of the Company’s development efforts and integration of North Central Plastics, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition and market conditions, particularly in light of the current economic conditions.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                On October 25, 2001, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 1,260,649 or 84.3 percent of the issued and outstanding 1,496,300 shares, which exceeded the 33–1/3 percent required for a quorum.

                The only order of business submitted for vote at the meeting was to establish the size of the board of directors for the ensuing year to be set at four (4).

                The resolution was approved by a vote of 1,253,851 shares for the resolution, with 1,626 shares voting against, 5,172 abstentions and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(A)          Exhibits

                None.

(B)           Reports on Form 8-K

The Company filed a Report on Form 8-K dated July 9, 2001 to announce the Company’s signing of a Stock Purchase Agreement for the acquisition of North Central Plastics, Incorporated.  A Form 8-K/A-1 was filed following the August 6, 2001 closing on the NCP acquisition.  The Form 8-K was then further amended on Form 8-K/A-2 (filed in October 2001) to include certain required financial statements and pro forma information relating to the NCP acquisition.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC.

By: /s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
(Principal executive officer)
November 14, 2001

By /s/ Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer and Treasurer
(Principal financial officer)