Form 10QSB
period 2001-12-31
WATERS INSTRUMENTS INC
filed 2002-02-14
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2001

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.

(Exact name of small business issuer as specified in its charter.)

Minnesota (State of other jurisdiction of incorporation or organization)	41–0832194 (IRS Employer Identification No.)

13705 26th Avenue N., Suite 102, Minneapolis, MN 55441

(Address of principal executive offices)

(763) 551-1125

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value - 1,506,385 shares outstanding as of February 12, 2002.

                                                 Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In Thousands, except per share data)	2001	2000	2001	2000

Net sales	$4,667	$2,474	$10,680	$6,244
Cost of goods sold	3,041	1,694	6,749	4,031
Gross profit	1,626	780	3,931	2,213

Operating expenses
Administrative	718	339	1,454	674
Selling	749	554	1,596	1,125
Research and development	77	112	163	181
Total Opertating Expences	1,544	1,005	3,213	1,980
Operating Income (loss) from continuing operations	82	(225)	718	233

Other Income (expense)
Interest Income	10	54	40	98
Interest Interest	(123)	—	(183)	(1)
Net Other Income	27	10	60	6
Income (loss) from continuing operations before tax	(4)	(161)	635	336

Income tax provision (benefit)	16	(62)	231	126
Income (loss) from continuing operations	(20)	(99)	404	210

Discontinued operations
Income (loss) from operations of discontinued segments, net of tax	—	17	—	(2)
Net income (loss)	(20)	(82)	404	208
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.07)	$0.27	$0.14
Basic and diluted net income (loss) per share	$(0.01)	$(0.07)	$0.26	$0.14

Weighted average number of shares outstanding — basic	1,496,300	1,483,915	1,496,300	1,481,932
Weighted average number of shares outstanding — diluted	1,496,300	1,483,915	1,557,122	1,516,217

See Notes to Financial Statements

Waters Instruments, Inc.

Balance Sheets

(In thousands)	December 31, 2001	June 30, 2001
	(Unaudited)
Current assets
Cash and equivalents	$1,877	$4,134
Trade receivables	2,626	3,344
Inventories	3,875	2,348
Prepaid expenses	140	112
Deferred income taxes	365	207
Total current assets	8,883	10,145
Fixed Assets
Property, Plant & Equipment	7,059	4,695
Less accumulated depreciation	3,856	3,504
Net property, plant and equipment	3,203	1,191
Other assets
Goodwill	4,938	10
Cash value of life insurance, net of loans	29	—
Non-compete agreement, net	1,146	—
Other, net	36	3
Total other assets	6,149	13
Total assets	$18,235	$11,349
Current liabilities
Trade payables	$1,321	$1,172
Accrued expenses
Salaries, wages, and other compensation	511	498
Product warranties	270	150
Other accrued liabilities	120	172
Income taxes payable	166	290
Current maturities of long-term debt and non-compete agreement	848	—
Total current liabilities	3,236	2,282
Deferred income taxes	166	48
Non-compete agreement	1,000	—
Long-term debt, less current maturities	4,456	—
Stockholders’ Equity
Preferred stock, par value $25; 120,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; 5,000,000 shares authorized; 1,506,385 and 1,496,300 shares issued and outstanding at December 2001 and June 2001, respectively.	151	150
Additional paid-in capital	1,388	1,360
Retained earnings	7,838	7,509
Total stockholders’ equity	9,377	9,019
Total liabilities and equity	$18,235	$11,349

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

	For the Six Months Ended December 31
(In Thousands)	2001	2000
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$12,552	$10,761
Interest received	40	98
Cash provided by operations	12,592	10,859
Cash paid to suppliers and employees	10,198	8,409
Taxes paid	494	234
Interest paid	159	1
Cash disbursed from operations	10,851	8,644
Net cash provided by operations	1,741	2,215
Cash flows from investing
Purchase of property and equipment	(154)	(122)
Acquisition of business	(5,633)	—
Net cash used for investing	(5,787)	(122)
Cash flows from financing
Cash Dividend Payment	(75)	(74)
Proceeds from the sale of Common Stock	29	44
Proceeds from issuance of long-term debt	5,200	—
Payments on long-term debt	(3,365)	—
Net cash provided by (used for) financing	1,789	(30)
Net increase (decrease) in cash and cash equivalents	(2,257)	2,063
Cash and cash equivalents — Beginning of Period	4,134	1,563
Cash and cash equivalents — End of Period	$1,877	$3,626
Reconciliation of net income to net cash provided by operations
Net Income	$404	$208
Depreciation and Amortization	374	227
Provisions For Losses On Accounts Receivable	139	6
Loss on Investment in Subsidiary	33	—
Changes in assets and liabilities:
Accounts Receivable	1,932	2,668
Inventories	(64)	309
Prepaid Expenses and Deferred Income Taxes	(105)	(16)
Accounts Payable and Accrued Expenses	(972)	(1,187)
Net cash provided by operations	$1,741	$2,215
Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition (Note 4):
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment	$6,331	$—
Purchase price assigned to goodwill	4,932	—
Assumed accounts payable and accrued expenses	(1,692)	—
Assumed long-term debt	(3,938)	—
Cash purchase price	$5,633	$—

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Notes to Financial Statements

December 31, 2001

                Waters Instruments, Inc. prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company’s 10–KSB for the year ended June 30, 2001 and the Fiscal Year 2001 Annual Report.

1.  Inventories

                Inventories consisted of the following:

December 31, 2001

June 30, 2001

Raw Materials	$2,136,000	$1,604,000
Work-In-Process	61,000	41,000
Finished Goods	1,721,000	736,000
Less reserves for obsolescence	(43,000)	(33,000)
Total Inventories	$3,875,000	$2,348,000

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

	For the Six Months Ended December 31
In Thousands	2001	2000
	(Unaudited)	(Unaudited)
Net Sales
WNS	$1,815	$1,245
Zareba (AFW)	7,643	3,862
WMS	1,222	1,137
	10,680	6,244
WTS	—	1,849
	10,680	8,093
Operating Income
WNS	$218	$(32)
Zareba (AFW)	1,447	479
WMS	507	460
General Corporate Expenses	(1,454)	(674)
Operating Income	718	233
WTS	—	(3)
	718	230
Provision for income taxes
WNS	$79	$(12)
Zareba (AFW)	527	182
WMS	184	175
Corporate	(559)	(219)
	231	126
WTS	—	(1)
	231	125
Capital Expenditures, exclusive of business acquisition
WNS	$—	$—
Zareba (AFW)	104	81
WMS	3	9
Corporate	47	28
	154	118
WTS	—	4
	154	122
Identifiable Assets
WNS	$653	$1,112
Zareba (AFW)	13,479	1,778
WMS	682	819
CorporateWMS	3,233	4,896
	18,047	8,605
WTS	—	1,244
	18,047	9,849

Significant customers (sales greater that 10 percent of net sales)

Zareba (AFW)
No. of customers	1	1
Sales to this customer (in thousands)	$1,561	$1,117

Geographic information:

For the Six Months Ended December 31

In Thousands	2001	2000
	(Unaudited)	(Unaudited)
Revenues
United States	$10,569	$6,049
Other Regions	111	195
Total	$10,680	$6,244

3.  Disposal of a Segment

On January 22, 2001, the Company completed the sale of substantially all the assets of Waters Technical Systems for cash of approximately $1.3 million resulting in a loss of $33,000. Sales from that segment were approximately $2.1 and $3.7 million in fiscal years 2001 and 2000, respectively.  Additionally, this discontinued segment had sales of approximately $1,849,000 for the six months ended December 31, 2000.  The Company’s three remaining reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

4.   Acquisition of North Central Plastics, Inc.

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

The acquisition has been accounted for as a purchase, and accordingly, the results of operations of NCP are included with the Company’s since the date of acquisition.  The purchase price of NCP has been allocated to the acquired assets based on their fair values as of the date of the acquisition and is summarized as follows:

Current assets	$2,881
Property and equipment	2,091
Goodwill	4,520
Notes receivable	1,400
Non compete	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,625)
Deferred tax liabilities	(67)
Long-term debt	(3,938)
$6,621

The following unaudited pro forma summary represents the consolidated result of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future (in thousands except per share data).

	For the Three Months Ended December 31		For the Six Months Ended December 31
In Thousands	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net sales	$4,667	$4,529	$11,611	$10,598
Income from continuing operations	$(20)	$(46)	$733	$432
Net income	$(20)	$(29)	$444	$194
Basic net income per share from continuing operations	$(0.01)	$(0.02)	$0.30	$0.13
Diluted net income per share from continuing operations	$(0.01)	$(0.02)	$0.29	$0.13

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

See Management’s Discussion and Analysis—Recent Accounting Pronouncements for a discussion of Financial Accounting Standards (FAS ) No.  141 and 142 which have been applied to the above transaction, and as a result, the goodwill is subject to periodic impairment testing rather than amortization.

5. Dividend Declaration

At its annual meeting on October 25, 2001, the Waters Board of Directors approved a cash dividend of $.05 per share of the Company’s common stock.  The dividend was paid on December 11, 2001 to shareholders of record on November 13, 2001, which resulted in an aggregate cash dividend payment of approximately $75,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

                The Company’s cash balance on December 31, 2001 was $1,877,000, a decrease of $ 2,257,000 from its June 30, 2001 balance of $4,134,000. The Company’s working capital position at December 31, 2001 was $5,647,000, a decrease of 28% from $7,863,000 at June 30, 2001.

                The decrease in the cash position since June 30, 2001 resulted primarily from the Company’s acquisition of North Central Plastics, Inc. (NCP) common stock.  $4,500,000 of the purchase price was provided by internal cash reserves. The Company financed the balance of the NCP stock purchase transaction through bank debt.

                The increase in inventory from June 30, 2001 resulted primarily from the Company’s acquisition of NCP as well as increased inventory purchases to support the Company’s forecasted sales growth.  The decrease in accounts receivable balances at December 31, 2001 reflects higher seasonal sales occurring prior to June 30, 2001.

                To facilitate the acquisition of North Central Plastics Inc.’s common stock, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5% interest rate. In addition, the Company has increased its bank line of credit from $2 million to $3 million through November 30, 2002.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances equal to one-half of one percent (.50%) less than the Wall Street Prime Rate. The effective rate was 4.25 percent at December 30, 2001.  The Company has not borrowed against the line of credit during fiscal year 2002 and believes that its existing funds, cash generated from operations, and borrowings under the Company’s term bank debt and line of credit will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.  The Company has been charged a commitment fee of $21,000 on the bank’s term debt facility.

                Capital expenditures were $110,000 for the second quarter and $154,000 for the six-month period ended December 31, 2001.  Assets relating to the August 6, 2001 purchase of North Central Plastics as well as improvements to manufacturing equipment comprised the bulk of the quarter’s capital expenditures.  The Company estimates that capital expenditures for the two remaining quarters of the current fiscal year will approach $266,000, comprised primarily of new tooling that the Company anticipates will result in greater manufacturing efficiencies and increased sales.

At its annual meeting on October 25, 2001, the Waters Board of Directors approved a cash dividend of $.05 per share of the Company’s common stock that was paid on December 11, 2001 to shareholders of record on November 13, 2001.  The aggregate amount paid out was approximately $75,000.

Results from Discontinued Operations

                On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. as part of the Company’s plan to focus on those divisions that have proprietary products.  Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $2,000, net of tax, for the six-month period ended December 31, 2000 in fiscal year 2001.

Results from Continuing Operations

                Net sales for the quarter and six-month period ended December 31, 2001 were $4,667,000 and $10,680,000, respectively.  The increased sales resulted primarily from the incremental sales contribution of North Central Plastics as well as continued Waters Network Systems sales improvement.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter and six-month period ended December 31, 2001 were $555,000 and $1,222,000, respectively.  These figures represent increases of 12 percent and seven percent for the quarter and six-month period ended December 31, 2001 as compared to the prior year.

                The RM3 market awareness continues to build both domestically and internationally.  To expand the number of qualified personnel that work with organ preservation equipment, WMS continues to actively work with the International Society for Organ Preservation (ISOP) to build awareness and to increase training opportunities.

                Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.  Consequently, WMS is actively working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs.  The Company believes that heightened public awareness regarding the results of clinical research on the benefits of pulsatile preservation will result in increased demand for its RM3.

Zareba Systems (formerly American FarmWorks)

                Net sales for Zareba Systems for the quarter and six-month period ended December 31, 2001 were $3,478,000 and $7,643,000, respectively.  This represents an increase of 193 and 98 percent for the quarter and six-month period ended December 31, 2001, respectively as compared to the prior year.  The increased Zareba sales resulted primarily from the incremental sales contribution of North Central Plastics (NCP), acquired by the Company on August 6, 2001. The incremental sales contribution was approximately $2,341,000 and $3,752,000 for the quarter and six-month period ended December 31, 2001, respectively.  The operations of NCP are operated within Waters’ Zareba Systems division. The Company believes that Zareba System’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s new product development, lower costs through the development of singular, metrics–based, supplier relationships, and Zareba’s quality and delivery performance.

                In November 2001, the Zareba Systems division completed the move of its electric fence production from Rochester to the location of its recently purchased NCP business in Ellendale, Minn.  The move is part of an integration plan that was developed to achieve synergies through the consolidation of Zareba Systems and North Central Plastics.  The Company did not realize any moving expenses that will materially impact future financial results.  In addition, Company converted the NCP operations to its information systems application software on October 1, 2001 to facilitate the synergies of the business combination.

                The transfer of the electronic fence production from Rochester to Ellendale has created a vacancy in the existing Rochester facility, which also houses the corporate offices.  As a result, the Company has decided to sell this facility and relocate the corporate offices.  The Company does not expect to incur a loss on the sale of this facility.

                Several of the Company’s largest customers have purchased store locations from a customer, who had filed Chapter 11 bankruptcy.  The Company expects sales to be positively affected over the next two quarters as these customers begin to purchase additional products.

Waters Network Systems

                Waters Network Systems (WNS) net sales for the quarter ended December 31, 2001 decreased 20% to $634,000 compared to $ 789,000 for the same quarter in 2000.  Net sales for the six-month period ended December 31, 2001 increased 46% to $1,815,000 compared to $1,245,000 for the first half ending in 2000.  The Company believes the decrease in WNS sales for the quarter ended December 31, 2001 was the result of timing by its customers in their capital budget ordering cycles.

                Overall sales to the K-12 Public Education sector continue to remain strong with many school districts releasing funding dollars for technology upgrades and installations.  Neither the economic downturn nor the effects of September 11th appear to have materially affected the education technology market, however, second quarter sales to the state of New York have been delayed due to the trauma of September 11th.  As of January 2002, sales to New York are increasing and are getting back to normal procurement levels.

WNS continues to expand its product line to include a wide range of Ethernet, Fast Ethernet and dual-speed switches and media converters for both copper and fiber LANs. These products provide the flexibility to increase the speed or capacity of current networks.    The Company believes WNS offers the widest range of enclosed classroom hubs and switches in the industry. The LAN products are sold primarily through dealers that resell the products as well as provide network-cabling installations. Less than 20% of the WNS total sales are purchased directly by school districts or local boards of education. The sales cycle in education is long, frequently taking over a year from products specification to product installation. Many of the dealers currently have been awarded the bids for specific school districts, with the installation to occur in fiscal year 2002 and beyond.

Effective January 1, 2001, WNS was awarded the PEPPM state contract for a two-year period for the states of California, Colorado, Illinois, Michigan and Pennsylvania. PEPPM is an online centralized purchasing process for schools that reduces the time, effort and costs associated with bidding and receiving products. WNS has received approval for the New York State contract with a term of five years. These contracts allow school districts to purchase Waters’ switches, hubs and media converters at competitive state pricing without going out for bid.

Combined Business

The gross profit from continuing operations increased to 34.8% of net sales for the second quarter of fiscal 2002, up from 31.5% in the second quarter of fiscal year 2001.  Gross profit for the six-month period ended December 31, 2001 was 36.8% of net sales compared to 35.4% for the comparable period of the prior year.

The increase in gross profit for the six-month period ended December 31, 2001 resulted primarily from Zareba (formerly AFW) product mix changes and higher sales volume following the Company’s acquisition of NCP. This increase in volume resulted in improved operating efficiencies and better overhead absorption. The Company’s two remaining business units, Waters Medical and Network Systems, also saw increases in sales volume.

                Operating expenses from continuing operations were $1,544,000 for the quarter and $3,213,000 for the six-month period ended December 31, 2001, representing an increase of $539,000 for the quarter and $1,233,000 for the six-month period ended December 31, 2001 as compared to the prior year.  The increased operating expenses resulted primarily from the inclusion of North Central Plastics operating expenses into December 31, 2001 results, as well as additional reserves of $137,000 pertaining to an existing Zareba customer account that has filed for Chapter 11 bankruptcy protection.  As of December 31, 2001 this customer’s account balance of $201,000 had been fully reserved.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, amounted to $183,000 during the first two quarters of fiscal year 2002.

                Interest income of $40,000 was earned for the six-month period ended December 31, 2001, compared to $98,000 in the prior year.

Net income of the Company for the quarter ended December 31, 2001 was a loss of $20,000, or ($0.01) per share, on revenues of $4,667,000.  For the comparable quarter of the prior year, the Company had recorded a loss of $82,000, or ($0.07) per share, on revenues of $2,474,000.  The prior year net income included the net income of $17,000 from the discontinued WTS business unit.

Net income for the Company’s six-month period ended December 31, 2001 was a profit of $404,000, or $0.27 per share, on revenues of $10,680,000.  For the comparable six-month period of the prior year, the Company had a net income  $208,000, or $0.14 per share, on revenues of $6,244,000.  The increased income resulted primarily from the incremental sales contribution of North Central Plastics as well as continued improvements in operating efficiencies and cost containment for WNS.  The prior year also included the net loss of $2,000 from the discontinued WTS business unit.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased 60,822 and 34,285 shares for the six months ended December 31, 2001 and 2000, respectively, in computing the diluted per-share data. The increases resulted from the assumed exercise of outstanding employee stock options.  These options were excluded from the diluted per-share calculations for the quarters ended December 31, 2001 and 2000, as their effect is anti-dilutive.

Recent Accounting Pronouncements

In July 2001 FAS 141, “Business Combinations”, was issued which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  The acquisition of North Central Plastics, Inc. and any future business combinations has and will be accounted for under this new guidance.

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

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending June 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company’s fiscal year ending June 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

        Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as the success of the integration of NCP and general competitive and market conditions; (B) greater manufacturing efficiencies and increased sales generally due to capital expenditures depend on the effectiveness of new tooling and other equipment as well as general competitive market conditions; (C) increased demand for the RM3 which depends on the Company’s ability to increase public awareness regarding the benefits of pulsatile preservation and the actual increased demand resulting there from, if any; and (D) the increase in Zareba’s sales and market share which depends on the success of the Company’s development efforts and integration of North Central Plastics, actual purchases by customers who purchased store locations from a former customer of Zareba, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition and market conditions, particularly in light of the current economic conditions.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The information relating to the Annual Shareholders’ Meeting held on October 25, 2001 was previously filed under Item 4 of the Form 10-QSB for the quarter ended September 30, 2001.

Item 6.    Exhibits and Reports on Form 8-K

(A)          Exhibits

None.

(B)           Reports on Form 8-K

None.

WATERS INSTRUMENTS, INC.

By: /s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
(Principal executive officer)
February 13, 2002

By: /s/ Gregory J. Anshus
Chief Financial Officer and Treasurer
(Principal financial officer)