Form 10QSB
period 2002-03-31
WATERS INSTRUMENTS INC
filed 2002-05-15
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2002

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value - 1,506,385 shares outstanding as of May 10, 2002.

                                       Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In Thousands, except per share data)	2002	2001	2002	2001

Net sales	$6,148	$3,529	$16,828	$9,774
Cost of goods sold	3,890	2,225	10,639	6,257
Gross profit	2,258	1,304	6,189	3,517

Operating expenses
Administrative	638	368	2,092	1,043
Selling	906	635	2,502	1,760
Research and development	145	157	308	338
Total operating expenses	1,689	1,160	4,902	3,141
Operating income from continuing operations	569	144	1,287	376

Other income (expense)
Interest income	5	62	45	161
Interest expense	(125)	—	(308)	(2)
Net other income (expense)	(164)	57	(104)	64
Income from continuing operations before tax	285	263	920	599

Income tax provision	94	101	325	228
Income from continuing operations	191	162	595	371

Discontinued operations
Income (loss) from operations of discontinued segments, net of tax	—	(9)	—	(10)
Income (loss) disposal of discontinued segments, net of tax	—	(35)	—	(35)
Net income	$191	$118	$595	$326

Basic net income per share from continuing operations	$0.13	$0.11	$0.40	$0.25
Diluted net income per share from continuing operations	$0.12	$0.11	$0.38	$0.24
Basic net income per share	$0.13	$0.08	$0.40	$0.22
Diluted net income per share	$0.12	$0.08	$0.38	$0.21

Weighted average number of shares outstanding — basic	1,506,385	1,496,300	1,499,613	1,486,651
Weighted average number of shares outstanding — diluted	1,606,449	1,520,089	1,573,515	1,517,438

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Balance Sheets

(In thousands)	March 31, 2002	June 30, 2001
	(Unaudited)
Current assets
Cash and equivalents	$487	$4,134
Trade receivables	4,067	3,344
Inventories	4,204	2,348
Prepaid expenses	91	112
Deferred income taxes	333	207
Total current assets	9,182	10,145
Fixed Assets
Property, plant & equipment	7,127	4,695
Less accumulated depreciation	4,028	3,504
Net property, plant and equipment	3,099	1,191
Other assets
Goodwill	5,001	10
Cash value of life insurance, net of loans	29	—
Advances to affiliate	128	—
Non-compete agreement, net	1,083	—
Other, net	50	3
Total other assets	6,291	13
Total assets	$18,572	$11,349
Current liabilities
Trade payables	$1,380	$1,172
Accrued expenses
Salaries, wages, and other compensation	577	498
Product warranties	270	150
Other accrued liabilities	353	172
Income taxes payable	78	290
Current maturities of long-term debt and non-compete agreement	864	—
Total current liabilities	3,522	2,282
Deferred income taxes	167	48
Non-compete agreement, less current maturities	1,000	—
Long-term debt, less current maturities	4,315	—
Stockholders’ Equity
Preferred stock, par value $25; 120,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; 5,000,000 shares authorized; 1,506,385 and 1,496,300 shares issued and outstanding at March 2002 and June 2001, respectively.	151	150
Additional paid-in capital	1,388	1,360
Retained earnings	8,029	7,509
Total stockholders’ equity	9,568	9,019
Total liabilities and equity	$18,572	$11,349

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

	For the Nine Months Ended March 31
(In Thousands)	2002	2001
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$17,261	$13,614
Interest received	50	161
Cash provided by operations	17,311	13,775
Cash paid to suppliers and employees	15,729	11,851
Taxes paid	642	273
Interest paid	222	2
Cash disbursed from operations	16,593	12,126
Net cash provided by operations	718	1,649
Cash flows from investing
Purchase of property and equipment	(249)	(211)
Net proceeds from sale of WTS division	—	1,158
Advances to affiliate	(107)	—
Acquisition of business	(5,691)	—
Net cash provided by (used for) investing	(6,047)	947
Cash flows from financing
Cash dividend payment	(75)	(74)
Proceeds from the sale of common stock	29	44
Proceeds from disposal of plant and equipment	18	—
Proceeds from issuance of long-term debt	5,222	—
Payments on long-term debt	(3,512)	—
Net cash provided by (used for) financing	1,682	(30)
Net increase (decrease) in cash and cash equivalents	(3,647)	2,566
Cash and cash equivalents — Beginning of Period	4,134	1,563
Cash and cash equivalents — End of Period	$487	$4,129
Reconciliation of net income to net cash provided by operations
Net income	$595	$326
Depreciation and amortization	590	292
Provisions for losses on accounts receivable	142	9
Loss of the disposal of plant and equipment	9	—
Loss on disposal of WTS division assets	—	57
Loss on investment in subsidiary	12	—
Changes in assets and liabilities:
Accounts receivable	401	1,735
Inventories	(393)	(31)
Prepaid expenses and deferred income taxes	189	28
Accounts payable and accrued expenses	(827)	(767)
Net cash provided by operations	$718	$1,649
Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition (Note 4):
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment	$6,331	$—
Purchase price assigned to goodwill	4,990	—
Assumed accounts payable and accrued expenses	(1,692)	—
Assumed long-term debt	(3,938)	—
Cash purchase price	$5,691	$—

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Notes to Financial Statements

March 31, 2002

            Waters Instruments, Inc. prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed financial statements are read in conjunction with the financial statements and the accompanying notes included in the Company’s 10–KSB for the year ended June 30, 2001 and the Fiscal Year 2001 Annual Report.

1.         Inventories

            Inventories consisted of the following:

	March 31, 2002	June 30, 2001

Raw materials	$2,940,000	$1,604,000
Work-in-process	23,000	41,000
Finished goods	1,284,000	736,000
Less reserves for obsolescence	(43,000)	(33,000)
Total Inventories	$4,204,000	$2,348,000

2.                          Industry Segments

            Operating income is total revenue less operating expenses, excluding interest, and general corporate expenses. The Company did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	For the Nine Months Ended March 31
In Thousands	2002	2001
	(Unaudited)
Net Sales
WNS	$2,551	$2,081
Zareba (AFW)	12,349	5,913
WMS	1,928	1,780
	16,828	9,774
WTS	—	2,105
	$16,828	$11,879
Operating Income
WNS	$310	$64
Zareba (AFW)	2,271	622
WMS	798	733
General Corporate Expenses	(2,092)	(1,043)
Operating Income	1,287	376
WTS	—	(17)
	$1,287	$359

	For the Nine Months Ended March 31
In Thousands	2002	2001
Provision for income taxes
WNS	$109	$24
Zareba (AFW)	802	237
WMS	282	279
Corporate	(868)	(312)
	325	228
Capital Expenditures, exclusive of business acquisition
WNS	$—	$—
Zareba (AFW)	165	127
WMS	3	35
Corporate	81	45
	249	207
WTS	—	4
	249	211
Identifiable Assets
WNS	$771	$1,380
Zareba (AFW)	15,079	2,770
WMS	842	862
Corporate	1,880	5,376
	18,572	10,388

Significant customers (sales greater that 10 percent of net sales)
Zareba (AFW)
No. of customers	1	1
Sales to this customer (in thousands)	$2,308	$1,877

Geographic information:

For the Nine Months Ended March 31

In Thousands	2002	2001
	(Unaudited)	(Unaudited)
Revenues
United States	$16,640	$9,454
Other Regions	188	320
Total	$16,828	$9,774

3.         Disposal of a Segment

            On January 22, 2001, the Company completed the sale of substantially all the assets of Waters Technical Systems for cash of approximately $1.3 million, resulting in a loss of $35,000.  Sales from that segment were approximately $2.1 and $3.7 million in fiscal years 2001 and 2000, respectively.  The Company’s three remaining reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

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

            The acquisition has been accounted for as a purchase, and accordingly, the results of operations of NCP are included with the Company’s since the date of acquisition.  The purchase price of NCP has been allocated to the acquired assets based on their fair values as of the date of the acquisition and is summarized as follows:

(In Thousands)
Current assets	$2,881
Property and equipment	2,091
Goodwill	4,520
Notes receivable	1,400
Non compete	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,625)
Deferred tax liabilities	(67)
Long-term debt	(3,938)
Total	$6,621

            The following unaudited pro forma summary represents the consolidated result of operations as if the acquisition had occurred at the beginning of the periods presented and doesn’t purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	For the Three Months Ended March 31		For the Nine Months Ended March 31
In Thousands, except per share data	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$6,148	$5,789	$17,759	$16,388
Income from continuing operations	$191	$187	$635	$619
Net income	$191	$143	$635	$573
Basic net income per share from continuing operations	$0.13	$0.13	$0.42	$0.42
Diluted net income per share from continuing operations	$0.12	$0.12	$0.40	$0.41

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

See Management’s Discussion and Analysis—Recent Accounting Pronouncements for a discussion of Financial Accounting Standards (FAS) No.  141 and 142 which have been applied to the above transaction, and as a result, the goodwill is subject to periodic impairment testing rather than amortization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

            The Company’s cash balance on March 31, 2002 was $487,000, a decrease of $ 3,647,000 from its June 30, 2001 balance of $4,134,000. The Company’s working capital position at March 31, 2002 was $5,660,000, a decrease of 28% from $7,863,000 at June 30, 2001.  The decrease in the cash position since June 30, 2001 resulted primarily from the Company’s acquisition of North Central Plastics, Inc. (NCP) common stock.  $4,500,000 of the purchase price was provided by internal cash reserves. The Company financed the balance of the NCP stock purchase transaction through bank debt.

            The increase in inventory from June 30, 2001 resulted primarily from the Company’s acquisition of NCP as well as increased inventory purchases to support the Company’s forecasted sales growth.  The increase in accounts receivable balances at March 31, 2002 reflects higher seasonal sales booked following the NCP acquisition.

            To facilitate the acquisition of North Central Plastics Inc.’s common stock, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5% interest rate. In addition, the Company has increased its bank line of credit from $2 million to $3 million through November 30, 2002.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances equal to one-half of one percent (.50%) less than the Wall Street Prime Rate. The effective rate was 4.25 percent at March 31, 2002.  The Company has not borrowed against the line of credit during fiscal year 2002 and believes that its existing funds, cash generated from operations, and borrowings under the Company’s term bank debt and line of credit will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.  The Company has been charged a commitment fee of $21,000 on the bank’s term debt facility.

            Capital expenditures were $95,000 for the third quarter and $249,000 for the nine-month period ended March 31, 2002.  Assets relating to the August 6, 2001 purchase of North Central Plastics as well as improvements to manufacturing equipment comprised the bulk of the quarter’s capital expenditures.  The Company estimates that capital expenditures for the remaining quarter of the current fiscal year will approach $151,000, comprised primarily of new tooling that the Company anticipates will result in greater manufacturing efficiencies and increased sales.

Results from Discontinued Operations

            On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. as part of the Company’s plan to focus on those divisions that have proprietary products.  Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $10,000, net of tax, and a loss from its disposal of $35,000, net of tax, for the nine-month period ended March 31, 2001 in fiscal year 2001.

Results from Continuing Operations

            Net sales for the quarter and nine-month period ended March 31, 2002 were $6,148,000 and $16,828,000, respectively, up from $3,529,000 and $9,774,000 in the comparable periods of fiscal year 2001.  The increased sales resulted primarily from the incremental sales contribution of North Central Plastics as well as continued sales improvement for Waters Medical Systems and Waters Network Systems.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter and nine-month period ended March 31, 2002 were $707,000 and $1,928,000, respectively.  These figures represent increases of 10 percent and eight percent over the WMS sales for the quarter and nine-month period ended March 31, 2001.

The RM3 market awareness continues to build both domestically and internationally.  To expand the number of qualified personnel that work with organ preservation equipment, WMS continues to actively work with Organ Procurement Organizations and the International Society for Organ Preservation (ISOP) to build awareness and to increase training opportunities.  The Oxicom family of whole blood oximeters continues to have a very strong presence in cardiac catheterization laboratories around the world.

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

Zareba Systems (formerly American FarmWorks)

            Net sales for Zareba Systems for the quarter and nine-month period ended March 31, 2002 were $4,704,000 and $12,349,000, respectively.  This represents an increase of 129 and 109 percent over the Zareba sales for the comparable periods in fiscal year 2001.  The increased Zareba sales resulted primarily from the incremental sales contribution of North Central Plastics (NCP).  The operations of NCP are operated within Waters’ Zareba Systems division. The Company believes that Zareba System’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s new product development, lower costs through the development of singular, metrics–based, supplier relationships, and Zareba’s quality and delivery performance.

            In November 2001, the Zareba Systems division completed the move of its electric fence production from Rochester to the location of its recently purchased NCP business in Ellendale, Minn.  The move is part of an integration plan that was developed to achieve synergies through the consolidation of Zareba Systems and North Central Plastics.  The Company incurred minimal expenses in connection with the move.  In addition, Company converted the NCP operations to its information systems application software on October 1, 2001 to facilitate the synergies of the business combination.

            The transfer of the electronic fence production from Rochester to Ellendale has created a vacancy in the existing Rochester facility, which also houses the corporate offices.  As a result, the Company has decided to sell this facility and relocate the corporate offices.  The Company does not expect to incur a loss on the sale of this facility.

            Several of the Company’s largest customers have purchased store locations from another customer, which had filed Chapter 11 bankruptcy.  The Company expects sales to be positively affected over the remaining quarter of FY2002 as these large customers continue to increase their purchase of additional products.

Waters Network Systems

            Waters Network System’s (WNS) net sales for the quarter ended March 31, 2002 decreased 12% to $737,000 compared to $835,000 for the same quarter in 2001.  Net sales for the nine-month period ended March 31, 2002 increased 23% to $2,551,000 from $2,081,000 during the comparable period of the prior year.  The Company believes the decrease in WNS sales for the quarter ended March 31, 2002 was the result of timing by its customers in their capital budget ordering cycles.

Overall sales to the K-12 public education sector continue to remain strong with many school districts releasing funding dollars for technology upgrades and installations.  On March 1, the Schools and Libraries Division reported to the Federal Communications that U.S. schools and libraries had requested a projected $5.736 billion in E-rate discounts, well above the $2.25 billion cap, for Year 5 of the program. At the same time, final funding commitments for Year 4 have been delayed, as Funding Commitment Decision Letters (FCDL’s) that would have been issued on February 22, 2002 will now be issued on or after March 1, 2002.

During the third quarter, WNS expanded its product line with the ProSwitch-24M and ProSwitch-32, switches that are ideal for eliminating bandwidth bottlenecks on the network edge or attaching directly to core switches to deliver advanced management features to workgroups. The ProSwitch-24M is a managed fixed port Ethernet switch offering a variety of both 100Mbps and 1000Mbps (Gigabit) fiber optic uplink modules. The ProSwitch-32 is a modular chassis-based switch, which can be configured to exact customer needs by choosing from eleven various switch modules.

Waters’ LAN products are sold primarily through dealers that resell the products as well as provide network-cabling installations.  The sales cycle in education typically takes over a year from product specification to product installation.

Combined Business

The gross profit from continuing operations decreased slightly to 36.7% of net sales for the third quarter of fiscal 2002, down from 37.0% in the third quarter of fiscal year 2001.  Gross profit for the nine-month period ended March 31, 2002 was up to 36.8% of net sales compared to 36.0% for the same period of the prior year.

The increase in gross profit for the nine-month period ended March 31, 2002 resulted primarily from Zareba product mix changes and higher sales volume following the Company’s acquisition of NCP.  This increase in volume resulted in improved operating efficiencies and better overhead absorption.  The Company’s two remaining business units, Waters Medical and Network Systems, also saw increases in sales volume.

    Operating expenses from continuing operations were $1,689,000 for the quarter and $4,902,000 for the nine-month period ended March 31, 2002, representing an increase of $529,000 for the quarter and $1,761,000 for the nine-month period as compared to the prior year.  The increased operating expenses resulted primarily from the inclusion of North Central Plastics operating expenses into March 31, 2002 results, as well as additional reserves of $137,000 pertaining to an existing Zareba customer account that filed for Chapter 11 bankruptcy protection.  As of March 31, 2002 this customer’s account balance has been written off.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, amounted to $308,000 during the nine-month period ended March 31, 2002.

Interest income of $45,000 was earned for the nine-month period ended March 31, 2002, compared to $161,000 in the prior year.

Net income of the Company for the quarter ended March 31, 2002 was a profit of $191,000, or $0.12 per diluted share, on revenues of $6,148,000.  For the comparable quarter of the prior year, the Company had recorded a profit of $118,000, or $0.08 per diluted share, on revenues of $3,529,000.  The prior year net income included the net loss from operations and disposal of $44,000, net of tax from the discontinued WTS business unit.

Net income for the Company’s nine-month period ended March 31, 2002 was a profit of $595,000, or $0.38 per diluted share, on revenues of $16,828,000.  For the comparable nine-month period of the prior year, the Company had net income $326,000, or $0.21 per diluted share, on revenues of $9,774,000.  The increased income resulted primarily from the incremental sales contribution of North Central Plastics as well as continued improvements in operating efficiencies and cost containment for WMS and WNS.  The prior year also included the loss of $45,000, net of tax from discontinued operations and disposal of the WTS business unit.

The Company paid a civil penalty to the U.S. Department of Commerce on March 29, 2002 in the amount of $160,000.  The civil penalty was assessed against North Central Plastics, which was recently acquired by Waters Instruments, Inc.  North Central Plastics allegedly engaged in the export of certain products without the required licenses between Aug. 1994 and Nov. 2000.  Since the Aug. 6, 2001 merger with Waters Instruments, Waters has assumed liability for all obligations of North Central Plastics outstanding at the time of the merger.  As a part of the North Central Plastics acquisition agreement, the cumulative losses in excess of $100,000 are recoverable by Waters from the prior owners of North Central Plastics.  The Company recorded a receivable of $60,000 due from the prior owners and an increase to acquisition cost of $100,000, the amount deemed not recoverable.  Goodwill is not deductible for tax purposes, thus impacting the current period earnings by approximately $35,000.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 100,064 and 23,789 shares for the quarters ended March 31, 2002 and 2001, respectively, and 73,902 and 30,787 shares for the nine-month periods ended March 31, 2002 and 2001, respectively, in computing the diluted per-share data. The increases resulted from the assumed exercise of outstanding employee stock options.

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

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

            Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report.  Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as continued increasing sales from former NCP and general competitive and market economic conditions; (B) greater manufacturing efficiencies and increased sales generally due to capital expenditures depend on the effectiveness of new tooling and other equipment as well as general competitive market conditions; (C) increased demand for the RM3 which depends on the Company’s ability to increase public awareness regarding the benefits of pulsatile preservation and the actual increased demand resulting there from, if any; (D) the increase in Zareba’s sales and market share which depends on the success of the Company’s development efforts and the continuing effect of the North Central Plastics acquisition, actual purchases by customers who purchased store locations from a former customer of Zareba, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition and market conditions, particularly in light of the current economic conditions, and (E) an expected gain on the sale of the existing Rochester facility which depends on general market conditions and actual business conditions and needs in the Rochester, MN area.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(A)	Exhibits

None.

(B)	Reports on Form 8-K

None.

WATERS INSTRUMENTS, INC.

By: /s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
(Principal executive officer)

May 14, 2002

By: /s/ Gregory J. Anshus
Chief Financial Officer and Treasurer
(Principal financial officer)