Form 10KSB
period 2002-06-30
WATERS INSTRUMENTS INC
filed 2002-09-27
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2002

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55441  (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The Company’s net sales for the fiscal year ended June 30, 2002 were $ 25,304,000.

        The aggregate market value of the voting stock held by non-affiliates of the Company on August 30, 2002 was $9,614,144. The number of shares outstanding of the Company’s Common Stock on August 30, 2002 was 2,266,967.

DOCUMENTS INCORPORATED BY REFERENCE

        Pursuant to General Instructions E3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2002.

        Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)   Business Development

        As a customer-focused, market-driven provider of value-added technology solutions, Waters Instruments, Inc. designs, manufactures and markets electric fence systems, local area network connectivity and medical products.  During fiscal year 2002, sales were conducted through three principal business units: electric fence systems, d/b/a Zareba Systems, formerly American FarmWorks; medical products, d/b/a Waters Medical Systems (WMS); and computer network connectivity, d/b/a Waters Network Systems (WNS).

        On August 6, 2001, Waters purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. Under such agreement, Waters purchased all of the issued and outstanding stock of NCP from NCP’s shareholders for $6,524,000 plus interest from July 2, 2001 to the closing of the transaction at the prime-lending rate announced by Wells Fargo Bank Minnesota, N.A.  The operations of NCP have been consolidated within Waters’ Zareba Systems division.

        North Central Plastics, established in 1952, manufactured electric fencing products in a 64,000 square foot state-of-the-art facility in Ellendale, Minnesota, with subsidiaries in Fall River, Mass., and Ontario, Canada.  Under the brand name Red Snap’r, products include insulators, fence controllers, high tensile fencing, poly wire, poly tape and accessories. Its products are widely distributed in the USA, Canada, Mexico, Central and South America, Europe and New Zealand.

 (b)  Business of Issuer

(1)         Zareba Systems

        Zareba Systems designs, manufactures and sells electric fence systems used for the control or containment of livestock, horses, predators, pets and lawn and garden pests. By providing a fully integrated line of fencing products, the Company considers itself the largest supplier of electric fence systems in North America. A fence system is comprised of an electric energizer/controller that converts both AC and DC power into high-voltage impulses on a wire fence producing a safe, but stinging shock; insulators; poly tape and poly wire; and numerous accessories. Sales by Zareba in fiscal year 2002 were 77.6 percent of the Company’s total sales from continuing operations compared to 62.3 percent in the prior year.

        Zareba sells to distribution channels through direct house accounts and independent representatives to merchandisers in the agricultural and hardware markets. Zareba’s business is seasonal, with peak customer demand occurring in the spring and summer months. Backlog is not significant in this unit’s operations since most orders are filled within days after receipt.

        In fiscal year 2002, one Zareba customer had sales greater than 10 percent of the Company’s total sales from continuing operations. This customer’s fiscal 2002 sales were $3,962,000.

        The Company believes its trademarks associated with the business are of value and include: Zareba, Zareba Systems, Blitzer, BullDozer, Dyna-Charge, Hol-Dem, International and Red Snap’r. Zareba also holds numerous patents in insulator and fence controller designs, which the Company believes assists Zareba in standing out as a U.S. technology leader in electric fence systems.

        Zareba Systems division moved its electric fence production in Rochester to the Ellendale, Minnesota facility in November 2001.  The move was part of the implementation of an integration plan that was developed to achieve synergies through the consolidation of Zareba Systems and North Central Plastics after the August 6th acquisition.

        The Zareba division made no significant sales to governmental agencies, resulting in no contracts subject to renegotiation. Raw materials used in the production of electric fence system products are generally available from a number of suppliers.

(2)         Waters Medical Systems

        Waters Medical Systems (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. WMS developed the RM3 Renal Preservation System, a two-part kidney preservation system that includes the medical device and disposable cassette, which preserves kidneys for transplant while significantly improving post-surgical patient outcomes. Amidst a vast medical equipment industry, WMS focuses on being the dominant supplier in its two market niches. Sales by WMS in fiscal 2002 were 10.0 percent of the Company’s total sales from continuing operations compared to 15.9 percent in fiscal 2001.

        In June 2002, Waters Medical Systems received ISO 9001:94 certification for manufacturing standards of excellence and EN 46001 for Quality Management System Certification for Medical Devices. WMS continues current CE certification until November 2004 for the CE mark, which is required for distributing the RM3 system to Europe.

        No significant sales of WMS products are made to the United States Government and no contracts are subject to renegotiation. Although this business unit does not require large working capital funds, accounts receivable can approach two month’s sales due to the slow reimbursement practices of third–party insurers and administrators. Raw materials necessary in the manufacture of this business unit’s products are generally available from a number of suppliers.

        The products of Waters Medical Systems are subject to governmental regulation by the FDA under the Federal Food and Drug and Cosmetic Act (the “FDA”). Before either a Class I or Class II device may be marketed, Section 510(k) of the FDA requires that the manufacturer submit to the FDA, at least 90 days before marketing begins, a pre-market notification of its intent to market the device. If the FDA accepts the sufficiency of the pre-market notification, the device may then be marketed. All of WMS’ current products are Class II devices and FDA approved. Any new versions of the present product offerings or future new products will require the process of obtaining FDA approval.

        All manufacturers of medical devices are subject to general controls of FDA, which presently include regulations on annual registration, device listing, good manufacturing practices, labeling, and the misbranding and adulteration provisions of the FDA. Also, the FDA typically performs unscheduled inspections of facilities. Waters Medical Systems believes that it is in compliance with all applicable FDA regulations and practices, and that continued compliance will not result in significant additional expenditures.

(3)         Waters Network Systems

        Waters Network Systems manufactures and markets a wide range of connectivity products for local area networks (LANs), which include various families of Ethernet switches and media converters. These products connect computers and peripherals to create a shared intra-building information network. While the industry for network products is competitive and covers a wide range of applications, WNS primarily focuses on the educational market segment, providing LAN connectivity solutions for schools. The WNS division currently represents 12.4 percent of the Company’s fiscal year 2002 total sales from continuing operations compared to 21.8 percent in fiscal 2001.

        During fiscal year 2002, Waters Network Systems continued to expand its product line for fiber and copper LANs to include managed and unmanaged Ethernet switches for wiring closet and classroom applications. These switches provide the flexibility to increase the speed and/or capacity of new and existing networks.

        To improve the identity of Waters Network Systems’ trademarked ProSwitch® brand, the name was expanded to cover the various families of products: the ProSwitch-Secure series are ruggedized Ethernet switches with an enclosed housing that are specifically designed for K-12 classroom applications; for central and intermediate wiring closet applications, the ProSwitch-FlexPort series are modular chassis-based Ethernet switches that provide the flexibility to mix fiber and copper switch ports in a single chassis, the ProSwitch-FixPort series are conventional fixed port switches for copper based LANs with optional copper and fiber based uplink ports; and the ProSwitch-Xtreme series provides Ethernet switching for harsh environments including high/low temperature extremes in outdoor or plenum rated indoor applications.  The Company believes its ProSwitch-Secure series offers the widest range of specialized classroom switches in the industry.

        The ProMedia brand is used for Waters Network Systems’ family of chassis-based and single port media conversion products. The ProMedia family converts conventional copper-based LANs to fiber optics and is available in multimode or single mode fiber.

Waters Network Systems’ LAN products are sold primarily through dealers that resell the products as well as provide network design and cabling installation services. Less than 20 percent of WNS total sales are purchased directly by school districts or local boards of education. The sales cycle in education is long, frequently taking over a year from product specification to product installation. Many of WNS dealers currently have been awarded contracts for specific school districts, with the installation to occur in fiscal year 2003 and beyond.

No significant sales of WNS products are made to the United States Government; however, WNS does have numerous state contracts that will require periodic renegotiations. Raw materials and products are generally available from a number of suppliers.

 (4)  Waters Technical Systems disposed business unit in FY2001

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

(5)         Information as to the Company’s Business as a Whole

        During fiscal years 2002 and 2001, the Company expended $487,000 and $431,000 from continuing operations for research and development activities, respectively.

        As of June 30, 2002, the Company had a total of 124 employees, with 106 regular full-time employees. This compares to a total of 84 employees, with 82 regular full-time employees one-year prior. The increase in FY2002 is due primarily to the Company’s August 6, 2001 acquisition of North Central Plastics (NCP). The operations of NCP are included in Waters’ Zareba Systems Division.

(6)         Financial Information about Foreign and Domestic Operations and Export Sales

        The majority of Waters’ products are sold in the United States. The Company’s export sales were $425,000 in fiscal year 2002, compared to $360,000 in fiscal year 2001.  Most sales for foreign exports have been made through the Company’s direct sales affiliate located in Ontario, Canada, and unrelated foreign and export dealers in major European, Asian, South American and other foreign markets.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company currently leases 5,095 square feet of office space in a Plymouth, Minnesota office complex for its corporate headquarters.  The lease extends through December 31, 2006, and requires a monthly payment of $3,810.  The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota.  The building houses corporate administration, Zareba Systems selling and engineering support, along with Waters Medical Systems and Waters Network Systems production.  In the Rochester facility, fourteen thousand square feet of the facility is devoted to office space, while Waters Medical Systems and Waters Network Systems operations utilize an additional twelve thousand square feet.  The transfer of the electronic fence production from Rochester to Ellendale, Minnesota created a vacancy in most of the facility in Rochester.  As a result, the Company has decided to sell this facility and real estate and relocate the current manufacturing and administration offices.  The Company does not expect to incur a loss on the sale of this facility.  Through January 22, 2002, the Company leased approximately 15,000 square feet to NRI, Inc., the buyer of the disposed Waters Technical Systems assets.  In addition, the Company leases 9,685 square feet of office and manufacturing space in Fall River, Massachusetts, a Zareba Systems manufacturing facility.

        Following Waters’ purchase of all outstanding shares of North Central Plastics on August 6, 2001, the Company now leases the 64,000 square foot facility for $16,666 per month from an affiliate of NCP and has an option to purchase the facility and real estate at any time between June 30, 2002 and December 31, 2002 for $2,000,000. As of August 30, 2002, the facility and real estate have not been purchased.

        The Company believes that insurance coverage on its properties is adequate.

ITEM 3.  LEGAL PROCEEDINGS

In June 1999, Baldwin County Board of Education filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Topnotch Communications, Inc. and Anthony Seraphin, an individual affiliated with Topnotch.  In April 2002, Baldwin County Board of Education (Baldwin County) added Waters Instruments, Inc. and the Waters Network Systems division as defendants in the lawsuit.  Baldwin County Board of Education claims that Waters Instruments (through Waters Network Systems division) sold computer and video technology equipment to Topnotch Communications, Inc., which Topnotch then combined with other supplier’s equipment and installed in Baldwin County schools in exchange for payment of $2,000,000 or more.  Baldwin County claims that the products were defective or did not conform to warranties and representations provided.  Baldwin County is seeking compensatory and punitive damages of an unspecified amount.  Waters Instruments denies liability and is vigorously defending its position.  Management does not believe the ultimate resolution of this matter will have a material effect on the Company’s financial statements.

        During fiscal year 2002, the Company did not have any additional legal proceedings that were outside of routine litigation, incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the Company’s 2002 fiscal year.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company’s common stock was formerly traded on the NASDAQ National Market and in May 2001, due to listing qualification requirements, moved to the NASDAQ Small Cap Market utilizing the same symbol WTRS.

Stock Price	High	Low	Close
FY2001
First Quarter	$5.21	$2.58	$4.37
Second Quarter	$5.00	$2.17	$2.29
Third Quarter	$3.19	$2.37	$2.71
Fourth Quarter	$3.87	$2.65	$3.51
FY2002
First Quarter	$4.20	$3.33	$3.77
Second Quarter	$5.73	$3.20	$5.60
Third Quarter	$7.50	$4.97	$7.06
Fourth Quarter	$8.19	$5.60	$6.90

        Note:  The above information has been restated to reflect the three-for-two stock split (effective June 14, 2002) as if it had occurred in the earliest period presented.

Shareholders

        As of August 30, 2002 the Company had approximately 557 shareholders of record.

        On May 20, 2002, the Company announced a three-for-two stock split, to be effected in the form of a 50 percent stock dividend, payable on June 14, 2002.  Shareholders of record owning the Corporation’s common stock at the close of business on May 31, 2002 received one additional share for every two shares held on that date.  Cash payments were made in lieu of issuing fractional shares. The stock split was intended to make the Company’s stock more liquid by increasing the number of shares in the hands of the investor.  Thus, fiscal year 2002 and 2001 financial statements have been presented to account for the three-for two stock split and the resulting impact on earnings per share data.

Dividend Summary

        On October 25, 2001 at a regularly scheduled meeting, the Board of Directors of the Company declared a cash dividend based on fiscal year 2001 operating results. The Company paid the dividend in December 2001 at the rate of $.05 per share, or an aggregate amount of $75,000. The Company also paid a dividend in December 2000 of $.05 per share for an aggregate amount of $75,000. The Company has paid its shareholders annual dividends for 26 of the last 27 years, with the first dividend paid in 1975.

        The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company’s 2002 Annual Meeting of Shareholders.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

        The Company’s cash balance on June 30, 2002 was $348,000, a decrease of $3,786,000 from its June 30, 2001 balance of $4,134,000. The Company’s net working capital (total current assets less total current liabilities) at June 30, 2002 was $6,222,000, a decrease of 21 percent from $7,863,000 at June 30, 2001.  The decrease in the cash position since June 30, 2001 resulted primarily from the Company’s acquisition of North Central Plastics, Inc. (NCP) common stock. Internal cash reserves covered $4,500,000 of the purchase price. The Company financed the balance of the NCP stock purchase transaction through bank debt.

        The increase in accounts receivable balances at June 30, 2002 reflected higher seasonal sales following the NCP acquisition. The increase in inventory from June 30, 2001 resulted primarily from the Company’s acquisition of NCP as well as increased inventory purchases to support the Company’s forecasted sales growth.

        To facilitate the acquisition of North Central Plastics Inc.’s common stock, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5 percent interest rate. In addition, the Company has increased its bank line of credit from $2 million to $3 million through November 30, 2002.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances equal to one-half of 1 percent (.50 percent) less than the Wall Street Prime Rate. The effective rate was 4.25 percent at June 30, 2002. The Company has not borrowed against the line of credit during fiscal year 2002 and believes that its existing funds, cash generated from operations, and borrowings under the Company’s line of credit will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures, including the contractual obligation and commitments summarized below.  The Company has been charged a commitment fee of $21,000 on the bank’s term debt facility.

        Set forth below is a summary of the Company’s remaining contractual cash obligations at June 30, 2002, giving effect to the payments referred to above related to the Company’s new credit facility, other term debt and non-cancelable operating lease commitments.

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (in thousands)	TOTAL	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$4,799	$628	$676	$728	$785	$844	$1,138
Covenant not-to-compete	1,250	250	250	250	250	250	—
Operating leases	3,170	296	348	349	351	386	1,440
	$9,219	$1,174	$1,274	$1,327	$1,386	$1,480	$2,578

        Waters Instruments, Inc. purchased all the outstanding shares of North Central Plastics, Incorporated (NCP) on August 6, 2001.  The agreement to purchase the shares of the closely held electric fencing products manufacturer based in Ellendale, Minnesota, was signed previously on July 9, 2001.  For further details, refer to the Form 8-K dated July 9, 2001, as amended.

        Capital expenditures totaled $386,000, during fiscal year 2002, an increase of $69,000 from the prior year.  Improvements to manufacturing equipment and upgrades to information systems comprised the bulk of capital expenditures in fiscal year 2002.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

Accounting Policies

        The Company’s significant account polices are summarized in the footnotes to the financial statements.  Some of the most important polices are discussed below.

        The Company recognizes revenue upon shipment of its products, FOB shipping point, and has no arrangement with customers under which they can return our product for other than warranty claims.  Only a small amount of such warranty claims occur.

        As a matter of policy, the Company reviews major assets for impairment, with major operating assets including accounts receivable, inventory, and property and equipment.  During the year, we wrote off approximately $137,000 in bad debts due to a major customer declaring bankruptcy. The Company has not historically experienced significant bad debt expenses and the reserve for doubtful accounts amounts to $102,000, which should be adequate for any exposure to loss on our June 30, 2002 accounts receivable.

        The Company established reserves for slow moving inventory and obsolete inventory.  These reserves are based on analytical review of forecasted usage against on-hand inventory. No significant inventory obsolescence expenses have been experienced, with the inventory reserves being $84,000 in 2002 and $33,000 in 2001. Property and equipment are depreciated over the estimated useful lives with no impaired items identified.

Results from Discontinued Operations

        On January 22, 2001, the Company completed the sale of substantially all of its Waters Technical Systems (WTS) business assets to NRI Electronics & Cables, Inc. Hence all financial results related to the WTS division have been accounted for as discontinued operations.  As a result, the Company recorded a loss from its discontinued operations of $5,000, net of tax, for the 12-month period ended June 30, 2001.  The loss on disposal of the WTS division, net of tax, was $33,000.  Sales from that segment were approximately $2.1 million for the nearly seven-month period of fiscal year 2001.

Acquisition of North Central Plastics, Incorporated

        On August 6, 2001, pursuant to an acquisition agreement, the Company acquired all the outstanding shares of common stock of NCP.  NCP’s common stockholders received approximately $6.5 million in cash.  The agreement also includes an adjustment clause that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2002 through 2006 exceed predetermined levels. The determination of any contingent purchase price will be made annually beginning at the end of fiscal year 2003.

        Financial Accounting Standards (FAS) No. 141 and 142 have been applied to the above transaction, and as a result, the goodwill is subject to periodic impairment testing rather than amortization. The Company will complete the initial impairment test of goodwill during the second quarter of fiscal 2003.

Results from Continuing Operations

        Net sales from continuing operations for fiscal year 2002 were $25,304,000, an increase of 65.9 percent, compared to $15,255,000 in the prior year.  The increased sales resulted primarily from the incremental sales contribution from the NCP acquisition as well as sales improvement in the Waters Medical Systems division.

Zareba Systems

        Net sales for Zareba Systems (Zareba) in fiscal 2002 increased 106.5 percent to represent 77.6 percent of total Company sales, as compared to 62.3 percent of Company sales from continuing operations the prior year. The increased sales resulted primarily from the incremental sales contribution from the North Central Plastics (NCP) acquisition, which was merged within Waters’ Zareba division. The Company believes that Zareba’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s new product development, lower costs through expanded volumes and synergies from the consolidation, and Zareba’s consistent quality and delivery performance.

        In November 2001, the Zareba division completed the move of its electric fence production from Rochester to the location of its recently purchased NCP business in Ellendale, Minnesota.  The move is part of an integration plan that was developed to achieve synergies through the consolidation of Zareba and NCP.  The Company incurred minimal expenses in connection with the move.  In addition, the Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and to combine the financial and manufacturing reporting processes.

        The transfer of the electronic fence production from Rochester to Ellendale created a vacancy in the existing Rochester facility, which also houses corporate administration, Zareba sales, and manufacturing for Waters Network Systems and Waters Medical Systems.  As a result, the Company has decided to sell this facility and relocate the corporate offices.  The Company does not expect to incur a loss on the sale of this facility.

        In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy.  The Company anticipates sales increases in FY2003 to be similar to sales growth in FY2002, as these large customers are expected to continue to increase their purchase of additional products.

Waters Network Systems

        Sales by Waters Network Systems (WNS) in fiscal year 2002 decreased 5.4 percent from the prior year, representing 12.4 percent of the Company’s total sales from continuing operations as compared to 21.8 percent in fiscal year 2001. While WNS continues to make major progress within the K-12 education market, delays in disbursement of E-rate funds are occurring simultaneously as demand for classroom connectivity increases.

        Considering the dramatic drops during the past year in the overall technology market, sales by WNS in fiscal year 2002 decreased by only 5 percent from the prior year. WNS sales to New York fell off nearly completely after the tragic events of September 11, 2001, and continued for the remainder of the 2001/2002 school year. However, in the first seven weeks of Waters’ fiscal year 2003, New York has taken shipment of approximately 95 percent of the Company’s total fiscal year 2002 sales. We believe this indicates a very strong recovery in technology spending for New York schools.

        As of July 11, 2002, the Universal Services Fund (a need-based program of distributing government mandated funds to school districts) has paid 30 percent of its $2.25 billion in allocated E-rate funds; however, no funds have yet been dispersed for internal connections in its 2002 Funding Year. This causes significant delays for nearly all school districts throughout the U.S. who have planned on E-rate funding to implement new and existing LAN installations.

        The rapidly advancing technology market, including network connectivity, has a relatively short lifecycle with new technology enhancements being introduced at a very fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition. New products released by WNS within the past 18 months contributed to 54 percent of division sales, showing WNS’ rapid response to technology improvements and market demands.

        Even though sales were relatively flat in the depressed technology market, Waters continued to improve manufacturing performance during fiscal year 2002. Inventories were reduced by 54 percent from the previous year. Manufacturing efficiencies (labor and material) improved by 50 percent, gross margins improved by 2 percent and operating income rose by $160,000 over the previous fiscal year.

Waters Medical Systems

                Waters Medical Systems’ (WMS) net sales increased 4.4 percent in fiscal year 2002 to $2,529,000, contributing 10.0 percent of total Company sales, as compared to $2,423,000 or 15.9 percent of Company sales the prior year. In addition, gross margins improved by approximately 2 percent and operating income increased by 20.4 percent.

        In June 2002, WMS received ISO 9001:94 certification as well as EN 46001 certification, both for quality management system standards. The medical division also has a CE Mark on its RM3 Renal Preservation System used in the organ transplant business, which is a requirement to market the RM3 in Europe.

        The RM3 continues to penetrate global markets as well as the United States market. WMS works closely with Organ Procurement Organizations and independent organizations to design and complete perfusion and preservation laboratories, and work actively with the Internal Society for Organ Preservation to increase training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation. Consequently, WMS is actively working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs. The Company believes that heightened public awareness regarding the results of clinical research on the benefits of pulsatile preservation has contributed to the increased demand for its RM3.

        The Oxicom family of whole blood oximeters continues to have a very strong presence in cardiac catheterization laboratories around the world.

        Combined Business

        The gross profit from continuing operations decreased slightly to 37.4 percent of net sales in fiscal year 2002 from 37.9 percent in fiscal 2001.  The decrease in gross margin resulted primarily from fixed costs related to the underutilized Rochester facility resulting from the Company transfer of its electric fence production from the Rochester to Ellendale facility subsequent to the acquisition of NCP.  The Company anticipates future gross margins will be positively impacted following the sale of this facility and relocation of the remaining offices and operations.

Operating expenses from continuing operations were $7,494,000 for fiscal year 2002, representing an increase of $2,862,000, or 61.8 percent when compared to the prior year’s expenses of $4,632,000. The increased operating expenses resulted primarily from the inclusion of NCP operating expenses into fiscal year 2002 results, as well as an additional expense of $137,000 for the write-off of an existing Zareba customer account that filed for Chapter 11 bankruptcy protection.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, amounted to $423,000 during fiscal year 2002, compared to $2,000 in the prior year.

Interest income of $48,000 was earned during fiscal year 2002, compared to $208,000 in fiscal year 2001. The decrease in interest income is due to the use of cash for the NCP acquisition.

Income from continuing operations for fiscal year 2002 amounted to $1,283,000 or $0.57 per basic share on revenues of $25,304,000, compared to $901,000 or $0.40 per basic share on revenues of $15,255,000 in fiscal 2001.

Net income for the Company for fiscal year 2002 was $1,283,000, or $0.57 per basic share, compared to $863,000, or $0.39 per basic share the prior year.  The increased income resulted primarily from the incremental sales contribution of NCP as well as continued improvements in operating efficiencies and cost containment for WMS and WNS.  The prior year also included the loss of $38,000, net of tax from discontinued operations and disposal of the WTS business unit.

Included in the provision for income taxes is a $225,000 engineering and research credit related to an income tax expense provision recorded in the fourth quarter of fiscal year 2002. Under existing tax laws, the Company anticipates it will enjoy future benefits from such credits. However, future credits may be limited and as such, are likely to be lower in future years.

        The Company paid a civil penalty to the U.S. Department of Commerce on March 29, 2002 in the amount of $160,000. The civil penalty was assessed against NCP, which had recently been acquired by Waters Instruments, Inc. NCP allegedly engaged in the export of certain products without the required licenses between August 1994 and November 2000.  The Company has determined that the circumstances that resulted in the civil penalty no longer exist and believes it is now in compliance.  Since the August 6, 2001 merger with Waters Instruments, Waters has assumed liability for all obligations of NCP outstanding at the time of the merger. As a part of the NCP acquisition agreement, the cumulative losses in excess of $100,000 are recoverable by Waters from the prior owners of NCP. The Company recorded a receivable of $60,000 due from the prior owners and an increase to acquisition cost of $100,000, the amount deemed not recoverable.

        The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 112,302 and 45,156 shares for fiscal years 2002 and 2001, respectively, in computing the diluted per-share data.  The increases were a result of the assumed exercise of outstanding management stock options and an employee stock purchase plan.

Recently Issued Accounting Standards

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement is effective for the Company’s fiscal year ending June 30, 2002.   The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement is effective for the Company’s fiscal year ending June 30, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In April 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires the recognition of a liability for a cost associated with and exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, this Statement states the liability should be initially measured at fair value.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

        Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive, market and economic conditions; (B) the increase in Zareba’s sales and market share, which depends on the success of the Company’s development efforts and continued integration of North Central Plastics, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (C) continued growth of sales to certain Zareba customers who purchased store locations from a recently bankrupt former customer of the Company, which depends on actual demand as well as general competition, market and economic conditions; (D) an expected gain on the sale of the Company’s Rochester facility, which depends on the timing of the sale and actual real estate market conditions in Rochester at the time of sale; and (E) a positive impact on gross margins due to the sale of the Rochester facility and relocation of the remaining operations depends on the actual terms of sale of the facility as well as the terms under which the Company is able to relocate its operations.

PART II

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(a)   The following documents are filed as part of this report:

(1)           Financial Statements:

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

August 13, 2002

To the Stockholders of

Waters Instruments, Inc.

Minneapolis, Minnesota

        The management of Waters Instruments, Inc. has prepared and is responsible for the financial statements and related financial information contained in this report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best judgment and estimates. The other financial data contained in this report is consistent with that in the financial statements.

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

        The Audit Committee, composed exclusively of outside directors, meets periodically with the Company’s management and independent auditors on financial reporting matters. The independent public accountants have free access to the Audit Committee and have met with the Committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

        McGladrey & Pullen, LLP, independent auditors, was retained to audit Waters’ financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, the Waters’ financial position, results of operations and cash flows.

/s/ Gregory J. Anshus

Gregory J. Anshus
Chief Financial Officer

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and

Board of Directors

Waters Instruments, Inc.

Minneapolis, Minnesota

        We have audited the accompanying balance sheets of Waters Instruments, Inc. as of June 30, 2002 and 2001 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
MCGLADREY & PULLEN, LLP

Rochester, Minnesota

August 13, 2002

WATERS INSTRUMENTS, INC.

Balance Sheets

	June 30
(In thousands)	2002	2001
Current assets
Cash and equivalents (Note 2)	$348	$4,134
Trade receivables (Notes 3 and 5)	5,851	3,344
Taxes receivable (Notes 6)	277	—
Inventories (Notes 4 and 5)	3,428	2,348
Prepaid expenses	115	112
Deferred income taxes (Note 6)	262	207
Total current assets	10,281	10,145
Property, plant and equipment	7,177	4,695
Less accumulated depreciation	4,109	3,504
Net property, plant and equipment	3,068	1,191
Other assets
Goodwill (Note 10)	4,930	10
Cash value of life insurance, net of loans	29	—
Investment in affiliate	282	—
Non-compete agreement, net (Note 10)	1,021	—
Other, net	81	3
Total other assets	6,343	13
Total assets	$19,692	$11,349

Current liabilities
Trade payables	$1,767	$1,172
Accrued expenses
Salaries, wages, and other compensation	735	498
Product warranties	240	150
Other accrued liabilities	439	172
Income taxes payable	—	290
Current maturities of long-term debt and non-compete agreement	878	—
Total current liabilities	4,059	2,282
Deferred income taxes (Note 6)	206	48
Non-compete agreement, less current maturities (Note 10)	1,000	—
Long-term debt, less current maturities (Note 5)	4,171	—
Commitments and Contingencies (Notes 10 and 11)	—	—
Stockholders’ equity (Notes 7 and 8)
Preferred stock, par value $25; authorized: 120,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,259,476 shares (2002), 2,244,450 shares (2001)	226	224
Additional paid-in capital	1,313	1,286
Retained earnings	8,717	7,509
Total stockholders’ equity	10,256	9,019
Total liabilities and equity	$19,692	$11,349

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Operations

	Year Ended June 30
(In thousands, except per share data)	2002	2001
Net sales (Notes 9 and 10)	$25,304	$15,255
Cost of goods sold	15,834	9,471
Gross profit	9,470	5,784

Operating expenses
Administrative	2,999	1,656
Selling	4,008	2,545
Research and development	487	431
Total operating expenses	7,494	4,632
Operating income from continuing operations	1,976	1,152

Other income (expense)
Interest income	48	208
Interest expense	(423)	(2)
Net other income	66	142
Income from continuing operations before tax	1,667	1,500

Income tax provision	384	599
Income from continuing operations	$1,283	$901

Discontinued operations
Loss from operations of discontinued WTS division, less applicable income tax effect (Note 9)	—	(5)
Loss on disposal of WTS division, less applicable income tax effect (Note 9)	—	(33)
Net income	$1,283	$863

Basic net income per share from continuing operations	$0.57	$0.40
Diluted net income per share from continuing operations	$0.54	$0.40
Basic net income per share	$0.57	$0.39
Diluted net income per share	$0.54	$0.38

Weighted average number of shares outstanding — basic	2,251,948	2,233,586
Weighted average number of shares outstanding — diluted	2,364,250	2,278,742

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Stockholders’ Equity

	Common Stock
(In thousands)	Outstanding Shares	Amount	Additional Paid In Capital	Retained Earnings

Balance June 30, 2000	2,220	$222	$1,242	$6,721
Net income for the period	—	—	—	863
Dividends paid ($.05/share)	—	—	—	(75)
Issuance of common stock	24	2	44	—
Balance June 30, 2001	2,244	$224	$1,286	$7,509
Net income for the period	—	—	—	1,283
Dividends paid ($.05/share)	—	—	—	(75)
Issuance of common stock	15	2	27	—
Balance June 30, 2002	2,259	$226	$1,313	$8,717

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Cash Flow

	Year Ended June 30
(In thousands)	2002	2001
Cash flows provided by operations
Cash received from customers	$24,001	$18,125
Interest received	48	208
Cash provided by operations	24,049	18,333
Cash paid to suppliers and employees	21,888	16,163
Taxes paid	887	2
Interest paid	347	407
Cash disbursed from operations	23,122	16,572
Net cash provided by operations	927	1,761
Cash flows from investing:
Purchase of property and equipment	(386)	(317)
Proceeds from disposal of plant and equipment	21	—
Net proceeds from sale of WTS division	—	1,158
Advances to affiliate	(298)	—
Acquisition of business, net of cash acquired	(5,567)	—
Net cash provided by (used for) investing	(6,230)	841
Cash flows from financing:
Cash dividend payment	(75)	(75)
Proceeds from the sale of common stock	29	44
Proceeds from issuance of long-term debt	5,238	—
Payments on long-term debt	(3,675)	—
Net cash provided by (used for) financing	1,517	(31)
Net increase (decrease) in cash and cash equivalents	(3,786)	2,571
Cash and cash equivalents — Beginning of period	4,134	1,563
Cash and cash equivalents — End of period	$348	$4,134
Reconciliation of net income to net cash provided by operations
Net income	$1,283	$863
Depreciation and amortization	813	375
Provisions for losses on accounts receivable	189	12
Loss of the disposal of plant and equipment	10	—
Loss on disposal of WTS division assets	—	57
Loss on investment in subsidiary	16	—
Deferred income taxes	64	(13)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,339)	764
Taxes receivable	(567)	—
Inventories	383	41
Prepaid expenses and deferred income taxes	5	(9)
Other Assets	(41)	—
Accounts payable and accrued expenses	111	(329)
Net cash provided by operations	$927	$1,761
Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition (Note 10):
Fair value of assets acquired, less cash acquired of $53	$4,951	$—
Purchase price assigned to goodwill and non-compete agreement	6,180	—
Assumed accounts payable and accrued expenses	(1,078)	—
Assumed long-term debt	(4,486)	—
Cash purchase price, net of cash acquired	$5,567	$—

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1.     Nature of Business and Significant Accounting Policies

A.           Nature of Business

        The Company operates three principal business units: Zareba Systems (Zareba), Waters Network Systems (WNS), and Waters Medical Systems (WMS). The sales of products from all three-business units occur principally within the United States. Zareba designs, manufactures and markets electric fence controllers, high tensile fence systems, insulators, poly tape and poly wire, and accessories for animal control and containment to agricultural cooperatives, mass merchandisers focusing on the retailer market, and hardware stores. WNS provides local area network connectivity solutions for education and other markets. WMS designs and manufactures organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers’ financial conditions, but generally requires no collateral.

B.    Fair Value of Financial Instruments

        The fair value of cash and cash equivalents, accounts receivable, and trade payables approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s notes payable is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms.  At June 30, 2002, the fair value of the Company’s notes payable approximated their carrying value.

C.    Financial Statement Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

F.     Intangible Assets

        Goodwill acquired prior to July 1, 2001, is amortized on a straight-line basis over a twenty-year period beginning in 1983. Amortization expense as of June 30, 2002 and 2001 was $10,000 and $18,000, respectively.  As of June 30, 2002, these previously recorded amounts have been fully amortized. The non-compete agreement is being amortized over five years.

        In accordance with FAS 142, “Goodwill and Other Intangible Assets”, the goodwill acquired with the purchase of NCP is not being amortized, but is subject to periodic impairment testing.  The Company will complete the initial impairment test of goodwill during the second quarter of fiscal year 2003.

G.    Investment in Affiliate

        The Company has a 50 percent investment in a Canadian company.  The Company is accounting for its investment under the equity method of accounting.  The Company’s share of the net income (loss) of the investment is recognized as income (loss) in the Company’s income statement and added to (deducted from) the investment account (including advances).  The Company had sales to this affiliate of approximately $120,000 and accounts receivable at June 30, 2002 of approximately $92,000.

H.    Impairment of Long-lived Assets

        The Company periodically reviews long-lived assets to determine any potential impairment.  The asset carrying values are compared with the expected future cash flows resulting from their use.  The expected future cash flows include those resulting from the asset’s disposition.  The Company would recognize an impairment loss if an asset’s carrying value exceeded its expected future cash flow.  To date, management has determined that no impairment of long-lived assets exists.

I.      Product Warranty

        The Company’s products are currently covered by product warranties. At the time of sale, the Company recognizes an estimated warranty cost based on expected future claims.

J.                Employee Benefits

        The Company has a calendar year-end 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During each of the fiscal years ending June 30, 2002 and 2001, the Company expensed $22,000 and $23,000 in matching contributions, respectively.

        The Company offers medical insurance to its associates, which it self-insures up to $25,000 per individual and $1,000,000 in aggregate. During the fiscal years ended June 30, 2002 and 2001, the amounts charged to income under this plan were $279,000 and $448,000, respectively.

K.    Revenue Recognition

        The customer orders for all segments are filled upon receipt of the customer’s purchase order.  Sales of the Company are recognized at time of shipment to the customer, FOB shipping point.  The title for merchandise held for sale by Waters Instruments, Inc. passes to buyer FOB shipping point via a third party carrier.  Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines.  Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor or reseller of the Company’s products.

L.     Research and Development

        Research and Development costs are expensed as incurred.

M.   Advertising Costs

        The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2002 and 2001 were $663,000 and $448,000, respectively.

N.    Income Taxes

        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

O.    Basic and Diluted Net Income per Common Share

        Generally, basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts are computed similar to basic per share except that the weighted average number of common shares outstanding are increased to include additional shares for the assumed exercise of all potential common stock instruments, unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  The number of additional shares is calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year.  The dilutive effect of these additional shares for the years ended June 30, 2002 and 2001 was to increase the weighted average shares outstanding by 112,302 and 45,156, respectively.

P.              New Accounting Pronouncements

        In September 2001, the FASB issued Statement 143, Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement is effective for the Company’s fiscal year ending June 30, 2002.  The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

        In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement is effective for the Company’s fiscal year ending June 30, 2002.  The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

        In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires the recognition of a liability for a cost associated with and exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, this Statement, states the liability should be initially measured at fair value.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

2.     Credit Risks and Concentrations

        At June 30, 2002 and 2001, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation insurance coverage. In addition, the Company maintains cash balances in a money market mutual fund with Wells Fargo. Such funds are not insured and totaled $411,000 at June 30, 2002 and $4,529,000 at June 30, 2001. The Company has not incurred any losses in such accounts.

3.     Trade Accounts Receivable

        Trade accounts receivable consist of the following.

(In thousands)	2002	2001
Trade accounts receivable	$5,953	$3,389
Less allowance for doubtful accounts	102	45
Totals	$5,851	$3,344

4.     Inventories

        Inventories consist of the following.

(In thousands)	2002	2001
Raw materials	$2,505	$1,604
Work-in-process	32	41
Finished goods	975	736
Less reserve for obsolescence	84	33
Totals	$3,428	$2,348

5.     Financing

        Line of credit:  The Company has a $3,000,000 line of credit with its bank. Borrowings under the line are charged interest equal to one-half of one percent (.50 percent) less than the Wall Street Prime Rate with accounts receivable and inventories used as collateral. The effective rate was 4.25 percent at June 30, 2002. The credit agreement expires November 30, 2002, which the Company plans to renew.  There were no borrowings outstanding under the line of credit at June 30, 2002.

Bank note payable:  In connection with the acquisition of NCP, the Company obtained a $5,200,000 term loan with the same bank.  The term loan expires on September 30, 2008, with interest on this term loan payable monthly at the rate of 7.50 percent.  This term loan is secured by substantially all assets of the Company and both financing arrangements require the Company to meet certain financial ratios and covenants.

        Long-term debt:

(In thousands)	FY2002	FY2001
Note payable to bank at 7.50%, payable in monthly installments of $79,760, balance due September 30, 2008, secured by substantially all assets of the Company	$4,764	$—
Covenant not-to-compete with former shareholders (Note 10)	1,250	—
Other	35	—
	6,049	—
Less current maturities	878	—
Totals	$5,171	$—

Future minimum principal payments on long-term debt for the next five years are approximately.

(In thousands)
2003	$878
2004	927
2005	979
2006	1,035
2007	1,093
Thereafter	1,137
Total	$6,049

6.     Income Taxes

        The income tax provision charged to continuing operations for the years ended June 30, 2002 and 2001 are as follows.

(In thousands)	2002	2001
Current:
US federal	$354	$533
State	2	55
Total current	356	588
Deferred:
US federal	26	(12)
State	2	(1)
Total deferred	28	(13)
Tax benefit of loss from discontinued operations	—	24
Total current and deferred	$384	$599

        The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2002 and 2001 due to the following.

(In thousands)	2002	2001
Computed “expected” tax expense	$567	$524
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	2	55
Tax credits	(180)	(13)
Other	(5)	9
Tax benefit of loss from discontinued operations	—	24
Total	$384	$599

        Net deferred tax assets consist of the following components as of June 30, 2002 and 2001.

(In thousands)	2002	2001
Deferred tax assets
Employee benefits and severance	$69	$122
Inventory and receivable allowances	70	29
Warranty and contingency reserves	86	56
Non compete payable	55	—
Carry forward tax credits	37	—
Total deferred tax assets	$317	$207
Deferred tax liabilities
Property and equipment	$261	$48
Total deferred tax liabilities	261	48
Net deferred tax assets	$56	$159

The components giving rise to the net deferred tax assets described above have been included in the Company’s Balance Sheets as of June 30, 2002 and 2001 as follows.

(In thousands)	2002	2001
Current assets	$262	$207
Non-current liabilities	(206)	(48)
Net deferred tax assets	$56	$159

7.     Stockholders’ Equity

        On June 14, 2002, the Company declared a 3-for-2 common stock split and issued 753,159 additional shares necessary to affect this split.  The earnings per share amounts, as well as the number of shares outstanding, have been retroactively adjusted for this stock split in the accompanying consolidated financial statements for the years ended June 30, 2002 and 2001, as if the stock split occurred on July 1, 1999.

8.     Stock Options

        The Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”) in May 1995 and the shareholders of the Company approved the 1995 Plan at the Company’s annual meeting in October 1995. Following an increase in the authorized number of shares approved by the board in October 1999 and by shareholders in March 2000, the 1995 Plan provides for the grant of both incentive stock options and non-qualified stock options and reserves 375,000 shares of the Company’s Common Stock for issuance under the 1995 Plan and any previous plans of the Company, to be granted on a one-for-one basis. The outstanding 5,000 share option under the Company’s 1985 ISO Plan therefore reduces the shares reserved for issuance under the 1995 Plan to 370,000 shares.

        Grants under these plans are accounted for using APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under these plans. Had compensation cost for the plans based on their grant date fair value of awards (the method described in FASB Statement No. 123) reported net income and earnings per share would have been reduced to the pro forma amounts reported below.

	FY2002	FY2001
Net Income (In thousands)
As reported	$1,283	$863
Pro forma	$1,244	$853
Basic Earnings per Share
As reported	$0.57	$0.39
Pro forma	$0.55	$0.38
Diluted Earnings per Share
As reported	$0.54	$0.38
Pro forma	$0.53	$0.37

        The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, dividend rate of 1.25 percent; price volatility of 98.3 percent, risk-free interest rate of 5.2 percent and an expected life of 10 years.

        A summary of the status of the stock option plan at June 30, 2002 and 2001, and changes during the years ended on those dates are as follows.

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	285,600	$3.01	233,100	$3.04
Granted	-0-	$.00	60,000	$2.67
Exercised	-0-	$.00	(7,500)	($1.42)
Expired	(7,500)	$3.83	-0-
Outstanding, end of year	278,100	$2.98	285,600	$3.01
Exercisable at end of year	248,100		225,600
Weighted-average fair value per share of options granted during the year		$0.00		$2.07

As of June 30, 2002, the options outstanding have a weighted average remaining contractual life of 5.9 years, and exercise prices and unexercised options as follows:

Exercise Price	Shares	Average Contractual Life
$1.46	7,500	2.3 years
$1.42	63,000	2.8 years
$4.58	30,150	5.3 years
$3.83	37,875	5.6 years
$2.67	15,075	6.3 years
$3.63	32,250	6.6 years
$4.00	32,250	7.6 years
$2.67	60,000	8.7 years

        In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting.  The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997.  Company stock bought under the ASP Plan is purchased at the lesser of 85 percent of the stock price at the beginning or end of the phase.  The total shares issued under this plan for the fiscal years ended June 30, 2002 and 2001, were 10,085 and 11,352, respectively.

9.     Disposal of a Segment, Industry Segments and Significant Customers

        The Company previously had four reportable segments.  On January 22, 2001, the Company completed the sale of substantially all the assets of Waters Technical Systems for cash of approximately $1.3 million resulting in a loss of $33,000. Sales from that segment were approximately $2.1 in fiscal year 2001.  The Company’s three remaining reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and manufacturing processes.

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

(In thousands)	FY2002	FY2001
Net Sales:
Zareba Systems	$19,627	$9,504
Waters Network Systems	3,148	3,328
Waters Medical Systems	2,529	2,423
Total	$25,304	$15,255
Operating Income:
Zareba Systems	$1,061	$529
Waters Network Systems	136	(24)
Waters Medical Systems	779	647
Total	$1,976	$1,152
Provision for income taxes:
Zareba Systems	$245	$211
Waters Network Systems	31	(10)
Waters Medical Systems	179	258
Corporate	(71)	140
Subtotal	384	599
Waters Technical Systems	—	(24)
Total	$384	$575

(In thousands)	FY2002	FY2001
Capital Expenditures:
Zareba Systems	$292	$144
Waters Network Systems	—	—
Waters Medical Systems	—	41
Corporate	94	128
Subtotal	386	313
Waters Technical Systems	—	4
Total	$386	$317
Depreciation and Amortization:
Zareba Systems	$612	$142
Waters Network Systems	6	6
Waters Medical Systems	15	16
Corporate	180	170
Subtotal	813	334
Waters Technical Systems	—	41
Total	$813	$375
Identifiable Assets:
Zareba Systems	$16,121	$3,440
Waters Network Systems	747	1,637
Waters Medical Systems	807	863
Corporate	2,017	5,409
Total	$19,692	$11,349

Significant customers (sales greater than 10 percent of net sales)
Zareba Systems
Number of customers	1	1
Sales to those customers (in thousands)	$3,962	$2,706

Geographic information:

(In thousands)	FY2002	FY2001
Revenues
United States	$24,879	$14,895
Other Regions	425	360
Total	$25,304	$15,255

(In thousands)	FY2002	FY2001
Long-lived Assets
United States	$9,129	$1,204
Other Regions	282	—
Total	$9,411	$1,204

10.  Acquisition of North Central Plastics, Incorporated

        On August 6, 2001, the Company purchased all the outstanding stock of NCP for an aggregate purchase price of approximately $5.6 million.  Immediately following the acquisition, NCP was merged into the Company.  The operations of NCP are included in Waters’ Zareba division. The acquisition was partially funded with new bank debt financing.

        At the closing of the purchase, the parties also entered into a Buyout Agreement, pursuant to which Waters may pay the seller up to an additional $750,000 based on the operating results of NCP in fiscal years 2003 through 2006.  The determination of any contingent purchase price will be made annually beginning at the end of fiscal year 2003.  Any contingent purchase price would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

        Waters entered into a lease for the former NCP property.  The lease requires annual minimum lease payments of $200,000 and includes an option to purchase the property at any time between June 30, 2002 and December 31, 2002 for

$2,000,000. Beginning in 2003 and continuing through 2007, a total of $1,250,000 is required to be paid to two officers of NCP in installments for a not-to-compete agreement.

        The acquisition has been accounted for as a purchase, and accordingly, the results of operations of NCP are included with the Company since the date of acquisition.  The purchase price of NCP has been allocated to the acquired assets based on their fair values as of the date of the acquisition and is summarized as follows.

(In thousands)
Current assets, less cash acquired	$2,818
Property and equipment	2,091
Goodwill	4,930
Non-compete agreement	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,078)
Deferred tax liabilities	(67)
Long-term debt	(4,486)
Net assets acquired	$5,567

The acquisition was treated for tax purposes as a non-taxable business combination, and as such, goodwill is not deductible for tax purposes.

The following unaudited pro forma summary represents the consolidated result of operations as if the NCP acquisition had occurred at the beginning of the periods presented. It doesn’t purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	For the Twelve Months Ended June 30
In thousands, except per share data	2002	2001

Net sales	$26,235	$25,056
Income from continuing operations	$1,323	$1,238
Net income	$1,323	$1,200
Basic net income per share from continuing operations	$0.59	$0.55
Diluted net income per share from continuing operations	$0.56	$0.54

11.      Commitments and Contingencies

Leases:  The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through June 30, 2011.  Future minimum lease payments for the next five years are approximately.

In thousands
2003	$296
2004	348
2005	349
2006	351
2007	386
Thereafter	1,440
Total	$3,170

Litigation:  The Company is subject to litigation in the normal course of business.  Management does not believe the ultimate resolution of pending matters will have a material effect on the Company’s financial statements.

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

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        (a) Identification

        The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name	Age	Position	First Became An Officer

Jerry W. Grabowski	50	President, Chief Executive Officer, and Director	1993
Gregory J. Anshus	45	V.P of Finance, CFO, and Treasurer	1996

        The following information is presented as to the business experience of each Executive Officer during the past five or more years.

        Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company’s Board of Directors on August 1, 1993. He was additionally elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

        Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

        Additional information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 10.       EXECUTIVE COMPENSATION

        Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        See Exhibit Index following the signature page of this report.

(b)   Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2002.

        Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 20, 2002.

WATERS INSTRUMENTS, INC.

/s/ Jerry W. Grabowski
By Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

        POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Jerry W. Grabowski, President, Chief Executive Officer, and Director, and Gregory J. Anshus, Chief Financial Officer as his true and lawful attorneys–in–fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10–KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys–in–fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Jerry W. Grabowski	President, Chief Executive Officer, (Principal	September 20, 2002
Jerry W. Grabowski	Executive Officer) and Director

/s/ Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer)	September 20, 2002
Gregory J. Anshus

/s/ William R. Franta	Director	September 20, 2002
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 20, 2002
John A. Grimstad

/s/ Charles G. Schiefelbein	Director	September 20, 2002
Charles G. Schiefelbein

CERTIFICATIONS

I, Jerry W. Grabowski, certify that:

(1)          I have reviewed this annual report on Form 10-KSB of Waters Instrument, Inc.;

(2)          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/s/ Jerry W. Grabowski
Chief Executive Officer

I, Gregory Anshus, certify that:

(1)          I have reviewed this annual report on Form 10-KSB of Waters Instruments, Inc.;

(2)          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

/S/Gregory J. Anshus
Chief Financial Officer

Exhibit Index for Form 10-KSB (for the Fiscal Year ended June 30, 2002)

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1989. *
3.2

Amended and Restated Bylaws, incorporated by reference to Annex C to the Company’s proxy statement included in its Form S-4 filed on January 21, 2000 relating to its 2000 Annual Meeting of Shareholders. *

10.1

Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption “Compensation Plans” of the Company’s definitive proxy statement for its 1989 Annual Meeting of Shareholders. (1) *

10.2	1985 Incentive Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1985. *
10.3

1985 Nonqualified Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1986. *

10.4

1993 Employment Agreement between the Company and Gerald W. Grabowski incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993. (1) *

10.5	1995 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996. *
10.7	1997 Associates Stock Purchase Plan incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. *
10.8	Amendment No. 1 to 1995 Stock Option Plan incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000.
10.9	Asset Purchase Agreement dated January 22, 2001 by and between NRI Electronics and Cable, Inc. and Waters Instruments, Inc. incorporated by reference to Exhibit 2.1 of Form 8-K dated January 22, 2001.
10.10

Stock Purchase Agreement dated July 9, 2001 by and among Waters Instruments, Inc., North Central Plastics, Incorporated and the shareholders of North Central Plastics, Incorporated incorporated by reference to Exhibit 2.1 of Form 8-K dated July 9, 2001.

23.1	Independent Auditor’s Consent.
24.1	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad and Charles G. Schiefelbein (included on the signature page of this Form 10-KSB).
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Indicates a management compensatory plan.

*	Incorporated by reference; SEC File No. 0-1388.