Form 10KSB/A
period 2002-06-30
WATERS INSTRUMENTS INC
filed 2002-11-04
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–KSB/A-1

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

        Considering the dramatic drops during the past year in the overall technology market, sales by WNS in fiscal year 2002 decreased by only 5 percent from the prior year. WNS sales to New York fell off nearly completely after the tragic events of September 11, 2001, and continued for the remainder of the 2001/2002 school year. However, in the first seven weeks of Waters’ fiscal year 2003, New York has taken shipment of approximately 95 percent of its total fiscal year 2002 sales. We believe this indicates a very strong recovery in technology spending for New York schools.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2002.

WATERS INSTRUMENTS, INC.

/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer