Form 10QSB
period 2002-09-30
WATERS INSTRUMENTS INC
filed 2002-11-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Commission file number 0-1388:

WATERS INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter.)

Minnesota	41-0832194
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13705 26th Avenue N, Suite 102, Minneapolis, MN 55441
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
Common Stock, $.10 Par Value - 2,266,976 shares outstanding as of November 13, 2002.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.
Statements of Operations
(Unaudited)

	For The Three Months Ended September 30
(In thousands, except per share data)	2002	2001
Net sales	$6,955	$6,013
Cost of goods sold	4,201	3,708
Gross profit	2,754	2,305

Operating expenses
General and administrative	640	736
Selling	1,164	847
Research and development	159	86
Total operating expenses	1,963	1,669
Operating income	791	636

Other income
Interest income	5	30
Interest expense	112	60
Net other income (expense)	6	33
Income before tax	690	639

Income tax provision	255	215
Net income	$435	$424

Basic net income per share	$0.19	$0.19
Diluted net income per share	$0.18	$0.18

Weighted average number of shares outstanding – basic	2,264,449	2,244,450
Weighted average number of shares outstanding – diluted	2,397,315	2,320,644

The accompanying notes are an integral part of these financial statements.

Waters Instruments, Inc.
Balance Sheets
(Unaudited)

(In thousands)	September 30, 2002	June 30, 2002

Current assets
Cash and cash equivalents	$2,589	$348
Trade receivables	4,071	5,851
Taxes receivable	277	277
Inventories	3,526	3,428
Prepaid expenses	124	115
Deferred income taxes	262	262
Total current assets	10,849	10,281
Fixed Assets
Property, plant and equipment	7,242	7,177
Less accumulated depreciation	4,271	4,109
Net property, plant and equipment	2,971	3,068
Other assets
Goodwill and other intangibles	4,930	4,930
Cash value of life insurance, net of loans	29	29
Investment in affiliate	235	282
Non-compete agreement, net	958	1,021
Other, net	79	81
Total other assets	6,231	6,343
Total assets	$20,051	$19,692
Current liabilities
Trade payables	$1,699	$1,767
Accrued expenses
Salaries, wages, and other compensation	509	735
Product warranties	240	240
Other accrued liabilities	546	439
Income taxes payable	250	—
Current maturities of long-term debt	1,140	878
Total current liabilities	4,384	4,059
Deferred income taxes	206	206
Non-compete agreement	750	1,000
Long-term debt, less current maturities	4,008	4,171
Stockholders’ Equity
Preferred stock, par value $25; 120,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; 7,500,000 shares authorized; issued and outstanding 2,266,967 shares at Sept. 30, 2002, and 2,259,476 shares at June 30, 2002	227	226
Additional paid-in capital	1,323	1,313
Retained earnings	9,153	8,717
Total stockholders’ equity	10,703	10,256
Total liabilities and equity	$20,051	$19,692

The accompanying notes are an integral part of these financial statements.

WATERS INSTRUMENTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30
(In thousands)	2002	2001

Cash flows provided by operations
Cash received from customers	$8,742	$7,031
Interest received	5	30
Cash provided by operations	8,747	7,061
Cash paid to suppliers and employees	6,241	5,586
Taxes paid	4	251
Interest paid	91	60
Cash disbursed from operations	6,336	5,897
Net cash provided by operations	2,411	1,164
Cash flows from investing
Purchase of property and equipment	(81)	(44)
Proceeds from sale of plant and equipment	8	—
Acquisition of business	—	(5,536)
Advances to affiliate	43	—
Net cash used for investing	(30)	(5,580)
Cash flows from financing
Proceeds from issuance of long-term debt	—	5,200
Payments on long-term debt	(151)	(3,215)
Proceeds from sale of Common Stock	11	—
Net cash provided (used) by financing	(140)	1,985
Net increase (decrease) in cash and cash equivalents	2,241	(2,431)
Cash and cash equivalents – Beginning of Period	348	4,134
Cash and cash equivalents – End of Period	$2,589	$1,703
Reconciliation of net income to net cash provided by (used for) operations
Net Income	$435	$424
Depreciation and Amortization	244	158
Bad debt provisions (recoveries) on accounts receivable	(7)	136
Loss on Equity Investment	4	9
Gain on Equipment Disposal	(7)	—
Changes in assets and liabilities:
Accounts Receivable	1,787	995
Inventories	(98)	353
Prepaid Expenses and Deferred Income Taxes	(9)	(85)
Accounts Payable and Accrued Expenses	62	(826)
Net cash provided by operations	$2,411	$1,164
Supplemental Schedule of Noncash Investing and Financing Activities
Business acquisition (Note 4):
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment	$—	$6,331
Purchase price assigned to goodwill and other intangibles	—	4,835
Assumed accounts payable and accrued expenses	—	(1,692)
Assumed long-term debt	—	(3,938)
Cash purchase price	$—	$5,536

The accompanying notes are an integral part of these financial statements.

WATERS INSTRUMENTS, INC.
Notes to Consolidated Financial Statements
September 30, 2002

Waters Instruments, Inc. prepared the consolidated financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 10–KSB for the year ended June 30, 2002 and the Fiscal Year 2002 Annual Report.

1.             Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2002	June 30, 2002
	(Unaudited)
Raw Materials	$2,575	$2,505
Work-In-Process	34	32
Finished Goods	1,001	975
Less reserves for obsolescence	84	84
Total Inventories	$3,526	$3,428

2.             Industry Segments, Significant Customers & Geographic Information

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

	2002	2001
(In thousands)	Quarter Ended September 30
	(Unaudited)
Net Sales
Zareba Systems	$5,738	$4,166
Waters Network Systems	680	1,180
Waters Medical Systems	537	667
	$6,955	$6,013
Operating Income
Zareba Systems	$1,165	$883
Waters Network Systems	101	210
Waters Medical Systems	165	278
General Corporate Expenses	(741)	(732)
	$690	$639
Provision for income taxes
Zareba Systems	$431	$297
Waters Network Systems	37	71
Waters Medical Systems	61	93
Corporate	(274)	(246)
	$255	$215
Capital Expenditures, exclusive of business acquisition
Zareba Systems	$46	$34
Waters Network Systems	2	—
Waters Medical Systems	4	10
Corporate	29	—
	$81	$44
Depreciation and Amortization
Zareba Systems	$191	$113
Waters Network Systems	1	1
Waters Medical Systems	4	4
Corporate	48	40
	$244	$158
Identifiable Assets
Zareba Systems	$14,317	$9,074
Waters Network Systems	622	733
Waters Medical Systems	788	944
Corporate	4,324	7,784
	$20,051	$18,535

Significant customers (sales greater than 10 percent of net sales):
Zareba Systems
No. of customers	1	1
Sales to this customer (in thousands)	$1,286	$823

Waters Network Systems
No. of customers	—	1
Sales to this customer (in thousands)	$—	$603

Geographic information:

	2002	2001
(In thousands)	Quarter Ended September 30
	(Unaudited)
Revenues
United States	$6,937	$5,913
Other Regions	18	100
Total	$6,955	$6,013

	2002	2001
(In thousands)	Quarter Ended September 30
	(Unaudited)
Long-lived Assets
United States	$9,202	$9,385
Other Regions	—	—
Total	$9,202	$9,385

3.             Revenue Recognition

The Company recognizes revenue when the product is shipped from its warehouse to a customer FOB shipping point. Customer orders for all segments are filled upon receipt of the customer’s purchase order.  The title for merchandise held for sale by the Company passes to buyer FOB shipping point via a third party carrier.  Sales are not conditioned on customer acceptance provisions or installation obligations. The Company frequently utilizes independent manufacturers representatives to facilitate sales orders. Merchandise is then shipped to the Company’s final customer, who most likely is a wholesale distributor of the Company’s products.

4.             Acquisition of North Central Plastics, Inc.

On August 6, 2001, pursuant to an acquisition agreement, the Company acquired all the outstanding shares of common stock of North Central Plastics, Inc. (NCP) NCP’s common stockholders received approximately $6.5 million in cash. The agreement also includes an adjustment clause that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2002 through 2006 exceed predetermined levels.

The following unaudited pro forma summary represents the consolidated result of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	2002	2001
(In thousands, except per share data)	Quarter Ended September 30
	(Unaudited)
Net sales	$6,955	$6,944
Net income	$435	$464
Basic net income per share	$0.19	$0.21
Diluted net income per share	$0.18	$0.20

The operations of NCP and Waters’ Zareba Systems division are currently conducted within Waters’ Zareba Systems division.

NCP, established in 1952, manufactured electric fencing products in a 64,000 square foot state-of-the-art facility in Ellendale, Minn., with operations in Fall River, Mass., and Ontario, Canada.  Under the brand name Red Snap’r, products include insulators, fence controllers, high tensile fencing, polywire, polytape and accessories. Its products are widely distributed in the USA, Canada, Mexico, Central and South America, Europe and New Zealand.

5.             Dividend Declaration

On October 29, 2002, the Board of Directors approved a cash dividend of $.04 per share of the Company’s common stock to be paid December 15, 2002, to shareholders of record on November 18, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company’s cash balance on September 30, 2002, was $2,589,000, an increase of $2,241,000 from its June 30, 2002, balance of $348,000. The Company’s working capital position at September 30, 2002, was $6,465,000, an increase of 4% from $6,222,000 at June 30, 2002.

The increase in cash from June 30, 2002, resulted primarily from the collection of large accounts receivable balances.  Management believes current inventory investment levels are necessary to support existing orders and forecasted sales growth.

To facilitate the acquisition of NCP’s common stock in fiscal year 2002, the Company secured $5.2 million in bank debt, with a term of seven years at 7.5 percent interest rate. In addition, the Company had increased its bank line of credit from $2 million to $3 million through November 30, 2002.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances equal to one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 4.25 percent at September 30, 2002.  The Company has not borrowed against the line of credit during fiscal year 2003 and believes that its existing funds, cash generated from operations, and borrowings under the Company’s term bank debt and line of credit will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.  On October 29, 2002, the Company refinanced the bank term debt to a 5.0% interest rate with a remaining term of three years.    The Company will be charged approximately $20,000 to refinance the term debt instruments.

Capital expenditures totaled $81,000 for the quarter ended September 30, 2002.  Improvements to manufacturing equipment comprised the bulk of the quarter’s capital expenditures.  The Company estimates that capital expenditures for the three remaining quarters of the current fiscal year will be approximately $407,000.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

At its annual meeting on October 29, 2002, the Company's Board of Directors approved a cash dividend of $.04 per share of the Company’s common stock to be paid December 15, 2002, to shareholders of record on November 18, 2002.

Accounting Policy

The Company’s significant accounting policy is discussed below.

The Company recognizes revenue upon shipment of its products, FOB shipping point, and has no arrangement with customers under which they can return product for other than warranty claims.  Only a small amount of such warranty claims occur.

Results of Operations

Net sales for the quarter ended September 30, 2002, were $6,955,000, an increase of 15.7% when compared to sales for the same quarter in 2001. The increased sales resulted primarily from the incremental sales contribution due to the acquisition of NCP and growth of the Zareba Systems division, which was offset by decreases in revenues from the Company's other divisions.

Waters Medical Systems

Net sales in Waters Medical Systems (WMS) decreased 19.5% to $537,000 for the quarter ended September 30, 2002, when compared to sales for the same quarter in 2001. The sales decrease was due to delayed capital spending by hospitals and Organ Procurement Organizations.

The RM3, a renal preservation system using pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs, continues to build market awareness both domestically and internationally. To expand the number of qualified personnel that work with organ preservation equipment, WMS continues to actively work with the International Society for Organ Preservation (ISOP) to build awareness and to increase training opportunities.

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

As the leading brand of oximeters used in cardiac catheterization labs, Waters’ Oxicom family of whole blood oximeters continues to maintain its product and disposable cuvette sales. More than 1,800 Oxicoms, used to measure the oxygen saturation of the blood, are in service in the world.

Zareba Systems

Net sales in Zareba Systems division for the quarter ended September 30, 2002, were $5,738,000 compared to $4,166,000 for the same quarter in 2001. The increased Zareba Systems division sales resulted from the incremental sales contribution of North Central Plastics, Inc. acquired by the Company on August 6, 2001, as well as increased sales to our key customers, strengthening our customer base and cross-selling products to preexisting customers. The operations of NCP are operated within Waters’ Zareba Systems division.

The Company believes that Zareba System’s sales and market share will continue to increase with the continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s expanded product offering, new packaging and promotional programs, lower costs through the development of singular, metrics–based, supplier relationships, and Zareba System's quality and delivery performance.

In November 2001, the Zareba Systems division completed the move of its electric fence production from Rochester to the location of its recently purchased NCP business in Ellendale, Minnesota. The move is part of an integration plan that was developed to achieve synergies through the consolidation of the Zareba business and NCP.  The Company incurred minimal expenses in connection with the move. In addition, the Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and to combine the financial and manufacturing reporting processes.

The transfer of the electronic fence production from Rochester to Ellendale created a partial vacancy in the existing Rochester facility, which also houses corporate administration, Zareba System division's sales, and manufacturing for Waters Network Systems and Waters Medical Systems. As a result, the Company has decided to sell this facility and relocate the corporate offices. The Company does not expect to incur a loss on the sale of this facility.

In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company’s 2002 fiscal year. The Company anticipates fiscal year 2003 sales increases with our major customers.

Waters Network Systems

Waters Network Systems’ (WNS) net sales for the quarter ended September 30, 2002, decreased 42.4 percent to $680,000 compared to a record sales quarter of $1,180,000 for fiscal year 2001. This compares to sales of $456,000 in the first quarter of fiscal year 2000. While WNS continues to make progress within the K-12 education market, delays in disbursement of E-rate funds are occurring simultaneously as demand for classroom connectivity increases.

WNS sales to New York schools fell off nearly completely after the tragic events of September 11, 2001, and continued for the remainder of the 2001/2002 school year. However, in the first quarter of Waters’ fiscal year 2003, New York schools have taken shipment of approximately 5.5 percent over their total fiscal year 2002 expected sales. We believe this indicates a strong recovery in technology spending for New York schools.

As of September 30, 2002, the Universal Services Fund (a need-based program of distributing government mandated funds to school districts) had not disbursed any funds for internal connections in its 2002 funding year, causing delays in schools that have planned to implement LAN installations using this funding. They started to disburse funds in October 2002, which we believe will result in increased sales for WNS in the third and fourth quarters of fiscal year 2003.

The rapidly advancing technology market, including network connectivity, has a relatively short lifecycle with new technology enhancements introduced at a very fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition. New products released by WNS within the past 18 months contributed to 54 percent of division sales, showing WNS’ rapid response to new technology trends.

Combined Business

The gross profit from operations increased slightly to 39.6% of net sales for the first quarter of fiscal 2003, up from 38.3 % in the first quarter of fiscal year 2002 due primarily to efficiencies received with the integration of NCP operations into Zareba Systems and certain advantageous supply purchases.

Operating expenses were $1,963,000 for first quarter ended September 30, 2002, representing an increase of $294,000 when compared to the previous year of $1,669,000. The increased operating expenses as compared to the prior year resulted primarily from the inclusion of a full quarter of NCP operating expenses in the period ended September 30, 2002 when compared to last year.  The quarter ended September 30, 2001 included additional reserves of $137,000 pertaining to a significant Zareba Systems division customer that had filed for Chapter 11 bankruptcy protection. As of September 30, 2001, this customer’s account balance of $201,000 had been fully reserved.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP amounted to $112,000 during the first quarter of fiscal year 2003, compared to $60,000 in the quarter ended September 30, 2001.

Interest income of $5,000 was earned for the quarter ended September 30, 2002, compared to $30,000 in the quarter ended September 30, 2001.

Net income for the first quarter of fiscal 2003 amounted to $435,000 or $0.19 per share on revenues of $6,955,000, compared to $424,000 or $0.19 per share on revenues of $6,013,000 in the first quarter of fiscal 2002.  Net income for the quarter remained flat primarily from the delayed capital spending by hospitals and Organ Procurement Organizations and delays in disbursement of E-rate funds affecting WMS and WNS first quarter sales, respectively.

The weighted average number of shares of common stock was increased to allow for the assumed exercise of employee stock options in computing the per share data. The basic earnings per share was increased by 132,866 and 76,194 shares for the quarters ended September 30, 2002 and 2001, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for the Company’s fiscal year ending June 30, 2003. The Company does not believe that the adoption of SFAS 143 will have a material effect on its financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for the Company’s fiscal year ending June 30, 2003. The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial statements.

In April 2002, FASB issued SFAS 145, Rescission of SFAS 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive, market and economic conditions; (B) improved efficiency and management of the corporation as a result of capital expenditures on the timing and actual effectiveness of such items; (C) increased demand for the RM3 which depends on the Company’s ability to increase public awareness regarding the benefits of pulsatile preservation, continued acceptance of the benefits and an actual resulting increased demand therefrom; (D) the increase in Zareba’s sales and market share which depends on the success of the Company’s development efforts and continued integration of North Central Plastics, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition and market conditions, particularly in light of the current economic conditions; and (E) increased WNS sales in the current and next fiscal quarter which depends on the amount and timing of Universal Services Fund disbursements.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC rules, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On October 29, 2002, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting for representation at the meeting were 2,122,147 shares which was 93.6 percent of the issued and outstanding 2,266,976 shares, which exceeded the 33–1/3 percent required for a quorum.

The order of business submitted for vote at the meeting was to establish the size of the Board of Directors for the ensuing year to be set at four (4) and to elect two members of the Board of Directors.

Shares voting for the resolution totaled 2,092,326, or 92.3%.  Shares voting against or abstaining totaled 7,273 or 0.3% of the shares.

The second resolution to reelect John Grimstad and William Franta to the Board of Directors was approved by a vote of 2,088,798 shares for the election of each such nominee, with 7,311 shares voting against or abstaining.  Jerry Grabowski and Charles Schiefelbein continue as directors until the 2003 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(A)          Exhibits

See Exhibit Index following signature page and certifications.

(B)           Reports on Form 8-K

On October 21, 2002, the Company filed a Report on Form 8-K to report a change in its certifying accountant.

On October 15, 2002, the board of directors of Waters Instruments, Inc., at the recommendation of its audit committee, dismissed McGladrey & Pullen, LLP  as the Company’s independent public accountants and engaged PricewaterhouseCoopers LLP  to serve as the Company’s independent public accountants for the fiscal year 2003.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC.

	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

November 13, 2002

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Jerry W. Grabowski, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Waters Instruments, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Jerry W. Grabowski
Jerry W. Grabowski
Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Gregory J. Anshus, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Waters Instruments, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

Exhibit Index
Waters Instruments, Inc.
Form 10-QSB for period ending September 30, 2002

99.1         Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2         Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002