Form 10QSB
period 2002-12-31
WATERS INSTRUMENTS INC
filed 2003-02-12
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2002
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value – 2,279,174 shares outstanding as of February 10, 2003.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except per share data)	2002	2001	2002	2001

Net sales	$4,238	$4,667	$11,193	$10,680
Cost of goods sold	2,690	3,041	6,891	6,749
Gross profit	1,548	1,626	4,302	3,931

Operating expenses
Administrative	696	822	1,336	1,558
Selling	957	749	2,121	1,596
Research and development	166	77	325	163
Total operating expenses	1,819	1,648	3,782	3,317
Operating income (loss)	$(271)	$(22)	$520	$614

Other income (expense)
Interest income	16	10	21	40
Interest expense	71	123	183	183
Net other income (expense)	(27)	131	(21)	164
Income (loss) from operations before tax	(353)	(4)	337	635

Income tax provision (benefit)	(136)	16	119	231
Net income (loss)	$(217)	$(20)	$218	$404
Basic net income (loss) per share	$(0.10)	$(0.01)	$0.10	$0.18
Diluted net income (loss) per share	$(0.10)	$(0.01)	$0.09	$0.17

Weighted average number of shares outstanding – basic	2,266,967	2,244,450	2,265,703	2,244,450
Weighted average number of shares outstanding – diluted	2,266,967	2,244,450	2,393,411	2,335,683

The accompanying notes are an integral part of these financial statements.

WATERS INSTRUMENTS, INC.

Balance Sheets

(Unaudited)

(In thousands)	December 31, 2002	June 30, 2002

Current assets
Cash and equivalents	$1,519	$348
Trade receivables	2,414	5,851
Taxes receivable	70	277
Inventories	3,987	3,428
Prepaid expenses	146	115
Deferred income taxes	262	262
Total current assets	8,398	10,281
Fixed Assets
Property, plant & equipment	7,419	7,177
Less accumulated depreciation	4,458	4,109
Net property, plant and equipment	2,961	3,068
Other assets
Goodwill and other intangibles	4,930	4,930
Cash value of life insurance, net of loans	22	29
Investment in affiliate	56	282
Non-compete agreement, net	896	1,021
Other, net	77	81
Total other assets	5,981	6,343
Total assets	$17,340	$19,692
Current liabilities
Trade payables	$757	$1,767
Accrued expenses
Salaries, wages, and other compensation	424	735
Product warranties	265	240
Other accrued liabilities	313	439
Income taxes payable	78	—
Current maturities of long-term debt	1,038	878
Total current liabilities	2,875	4,059
Deferred income taxes	206	206
Non-compete agreement	750	1,000
Long-term debt, less current maturities	3,074	4,171
Stockholders’ equity
Preferred stock, par value $25 per share; 120,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; 7,500,000 shares authorized; 2,279,174 and 2,259,467 shares issued and outstanding at December 31, 2002, and June 30, 2002, respectively	228	226
Additional paid-in capital	1,362	1,313
Retained earnings	8,845	8,717
Total stockholders’ equity	10,435	10,256
Total liabilities and stockholders’ equity	$17,340	$19,692

The accompanying notes are an integral part of these financial statements.

WATERS INSTRUMENTS, INC.
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31
(In thousands)	2002	2001
Cash flows provided by operations
Cash received from customers	$14,684	$12,552
Interest received	21	40
Cash provided by operations	14,705	12,592
Cash paid to suppliers and employees	11,976	10,198
Taxes paid	39	494
Interest paid	228	159
Cash disbursed from operations	12,243	10,851
Net cash provided by operations	2,462	1,741
Cash flows from investing
Purchase of property and equipment	(258)	(154)
Proceeds from sale of plant and equipment	8	—
Acquisition of business	—	(5,633)
Advances to affiliate	186	—
Net cash used for investing	(64)	(5,787)
Cash flows from financing
Cash dividend payment	(91)	(75)
Proceeds from the sale of common stock	51	29
Proceeds from issuance of long-term debt	—	5,200
Payment on non-compete liability	(250)	—
Payments on long-term debt	(937)	(3,365)
Net cash provided (used) by financing	(1,227)	1,789
Net increase (decrease) in cash and cash equivalents	1,171	(2,257)
Cash and cash equivalents – beginning of period	348	4,134
Cash and cash equivalents – end of period	$1,519	$1,877
Reconciliation of net income to net cash provided by operations
Net Income	$218	$404
Depreciation and amortization	513	374
Provisions for losses on accounts receivable	(54)	139
Loss (gain) on investment in subsidiary	40	33
Loss (gain) on equipment disposal	(7)	—
Changes in assets and liabilities:
Accounts receivable	3,491	1,932
Tax receivable	207	—
Inventories	(559)	(64)
Prepaid expenses and deferred income taxes	(31)	(105)
Other assets	(13)	—
Accounts payable and accrued expenses	(1,343)	(972)
Net cash provided by operations	$2,462	$1,741
Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition:
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment		$6,331
Purchase price assigned to goodwill		4,932
Assumed accounts payable and accrued expenses		(1,692)
Assumed long-term debt		(3,938)
Cash purchase price		$5,633

The accompanying notes are an integral part of these financial statements.

WATERS INSTRUMENTS, INC.

Notes to Consolidated Financial Statements

December 31, 2002

Waters Instruments, Inc. prepared the consolidated financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading.  It is suggested that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10–KSB for the year ended June 30, 2002 and the Fiscal Year 2002 Annual Report.

1.             Inventories

Inventories consisted of the following:

(In thousands)

	December 31, 2002

		June 30, 2002

	(Unaudited)
Raw materials	$2,791	$2,505
Work-in-process	22	32
Finished goods	1,174	891
Total Inventories	$3,987	$3,428

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
(In thousands)

For the Six Months Ended December 31

	(Unaudited)
Net sales
Zareba Systems	$9,127	$7,643
Waters Network Systems	963	1,815
Waters Medical Systems	1,103	1,222
	$11,193	$10,680
Operating income
Zareba Systems	$297	$126
Waters Network Systems	(31)	123
Waters Medical Systems	254	365
	$520	$614
Provision for income taxes
Zareba Systems	$105	$45
Waters Network Systems	(11)	45
Waters Medical Systems	90	133
Corporate	(65)	8
	$119	$231

Capital expenditures, exclusive of business acquisition
Zareba Systems	$219	$104
Waters Network Systems	2	—
Waters Medical Systems	4	3
Corporate	34	47
	$259	$154
Identifiable assets
Zareba Systems	$12,876	$13,479
Waters Network Systems	539	653
Waters Medical Systems	789	682
Corporate	3,136	3,233
	$17,340	$18,047

Significant customers: (sales greater than 10 percent of net sales)

	2002	2001
(In thousands)

For the Six Months Ended December 31

(Unaudited)

Zareba Systems
Number of customers	2	1
Sales to this customer (in thousands)	$3,173	$1,561

Geographic information:

	2002	2001
(In thousands)

For the Six Months Ended December 31

(Unaudited)

Revenues
United States	$11,077	$10,569
Other Regions	116	111
Total	$11,193	$10,680

3.         Revenue Recognition

The Company recognizes revenue when the product is shipped from its warehouse F.O.B. shipping point. Customer orders for all segments are filled upon receipt of the customers’ purchase order. Sales of the Company are recognized at time of shipment to the customer, FOB shipping point.  The title for merchandise held for sale by Waters Instruments, Inc. passes to buyer FOB shipping point via a third party carrier.  Sales are not conditioned on customer acceptance provisions or installation obligations. The Company frequently utilizes independent manufacturer representatives to facilitate sales orders. Merchandise is then shipped to the Company’s final customer, who generally is a wholesale distributor of the Company’s products.

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

5.         Dividend Declaration

On October 29, 2002, the Board of Directors approved a cash dividend of $.04 per share of the Company’s common stock which was paid December 15, 2002 to shareholders of record on November 18, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company’s cash balance on December 31, 2002 was $1,519,000, an increase of $1,171,000 from its June 30, 2002 balance of $348,000. The Company’s working capital position at December 31, 2002 was $5,523,000, a decrease of 11% from $6,222,000 at June 30, 2002.

The increase in cash from June 30, 2002 resulted primarily from the collection in the three months ended September 30, 2002 of large accounts receivable balances resulting from higher seasonal sales prior to June 30, 2002.  The decrease in the working capital position from June 30, 2002 reflected the application of cash of $598,000 against outstanding bank debt.  The increase in inventory from June 30, 2002 resulted from increased purchases of plastic pellets, increased prices of plastic pellets and excess shipments related to the west coast long shore man’s strike.  The Company increased purchases of plastic pellets in order to support increased production during the low period of the business cycle, which will in turn alleviate manufacturing equipment constraints in the high period of the business cycle. The higher price of the plastic pellets is being driven by higher petroleum prices. Management believes current inventory levels are necessary to support existing orders and forecasted sales growth.

To facilitate the acquisition of North Central Plastics, Inc.’s common stock in fiscal year 2002, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5 percent interest rate. On October 29, 2002 the Company refinanced the bank term debt to 5.0% interest rate with a remaining term of three years.  The Company has capitalized approximately $20,000 of debt acquisition costs related to the new term debt instruments and written off the unamortized portion of the debt acquisition costs of the original term debt instruments. In addition, the Company had increased its bank line of credit from $2 million to $3 million through January 31, 2003.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.75 percent at December 31, 2002.  The Company has not borrowed against the line of credit during fiscal year 2003 and believes that its existing funds, cash generated from operations, and borrowings under the Company’s term bank debt and line of credit will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $177,000 for the second quarter of fiscal year 2003 and $258,000 for the six-month period ended December 31, 2002. Improvements to manufacturing equipment comprised the bulk of the most recent quarter’s capital expenditures.  The Company estimates that capital expenditures for the two remaining quarters of the current fiscal year will approach $310,000.  The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

At its annual meeting on October 29, 2002, the Waters Board of Directors approved a cash dividend of $.04 per share of the Company’s common stock which was paid December 15, 2002 to shareholders of record on November 18, 2002.  The aggregate amount paid was approximately $91,000.

Accounting Policies

The Company’s significant accounting polices are discussed below.

Revenue Recognition

The Company recognizes revenue upon shipment of its products, FOB shipping point, and has no arrangement with customers under which they can return product for other than warranty claims.  Only an immaterial amount of such warranty claims occur.

Results of Operations

Net sales for the quarter and six-month period ended December 31, 2002 were $4,238,000 and $11,193,000, respectively.  These figures represent a decrease of nine percent for the quarter and an increase of five percent for the six-month period ended December 31, 2002 as compared to the prior year.

Zareba Systems

Zareba Systems’ net sales for the quarter ended December 31, 2002 decreased three percent to $3,389,000 compared to $3,478,000 for the same quarter in 2001. Net sales for the six-month period ended December 31, 2002 increased 19% to $9,127,000 compared to $7,643,000 for the first half of FY2002.  The increased Zareba sales resulted primarily from new stores and increased purchases by our retail customers. The Company believes that Zareba’s sales and market share will continue to increase because of the continued consolidation of the U.S. agricultural retail industry, new product and market development, and promotion of the Zareba and Red Snap’r brand names.

In November 2001, the Zareba division completed the relocation of its electric fence production from Rochester, Minnesota to Ellendale, Minnesota. The move was part of an integration plan that was developed to achieve synergies through the consolidation of Zareba and NCP.  The Company incurred minimal expenses in connection with the move. In addition, the Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and to combine the financial and manufacturing reporting processes.

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

In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company’s 2002 fiscal year. The Company anticipates fiscal year 2003 sales increases with its major Zareba customers will be similar to the increases in FY2002, as these large customers are expected to continue to increase their purchases of the Company’s electric fencing products.

Waters Medical Systems

Waters Medical Systems (WMS) net sales for the quarter ended December 31, 2002 increased 2 percent to $566,000 compared to $555,000 for the same quarter in 2001.  Net sales for the six-month period ended December 31, 2002 decreased 10% to $1,103,000 compared to $1,222,000 for the six months ended December 31, 2001.  The Company believes the overall decrease in WMS sales reflects delayed capital expenditures and staffing in hospitals and clinics.

The RM3 is a renal preservation system using pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. We believe market awareness of the RM3 is increasing both domestically and internationally. Independent scientific research strongly supports pulsatile preservation as the standard for renal preservation.  Consequently, WMS is actively working with physicians, surgeons, scientists and preservation specialists to increase public awareness and establish quality standards for preserving organs.

As the leading brand used in cardiac catheterization labs, Waters’ Oxicom family of whole blood oximeters continues to maintain its product and disposable cuvette sales. Used to measure the oxygen saturation of the blood, more than 1,800 Oxicoms are in service in the world.

Waters Network Systems

Waters Network Systems (WNS) net sales for the quarter ended December 31, 2002 decreased 55% to $283,000 compared to $634,000 for the same quarter in 2001.  Net sales for the six-month period ended December 31, 2002 decreased 47% to $963,000 compared to $1,815,000 in the comparable period of the prior year.  The Company believes the decrease in WNS sales primarily resulted from a reduction in expenditures and timing by its customers in their capital budget ordering cycles.  Several of WNS’ major educational customers have been subject to spending freezes and delays in technology spending.

WNS is in the process of developing a wireless hybrid Ethernet switch for the K-12 market with first customer shipments scheduled for March 2003. The new family of wireless switches will contribute to meeting the specific requirements for K-12 applications and maintaining new products at the forefront of WNS sales.

The technology market, including network connectivity products, has a relatively short lifecycle with new technology enhancements introduced at a very fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition.

Combined Business

The gross profit from operations increased to 36.5% of net sales for the second quarter of fiscal year 2003, up from 34.8% in the second quarter of fiscal year 2002.  Gross profit for the six-month period ended December 31, 2002 was 38.4% of net sales compared to 36.8% for the comparable period of the prior year.

The increase in gross profit for the six-month period ended December 31, 2002 resulted primarily from Zareba product mix changes and higher sales volume following the Company’s acquisition of NCP.  This increase in volume resulted in improved operating efficiencies and better overhead absorption.  The Company continues to identify operating margin opportunities that we believe will yield further gross margin improvements.

Operating expenses were $1,819,000 for the quarter and $3,782,000 for the six-month period ended December 31, 2002, representing an increase of $171,000 for the quarter and $465,000 for the six-month period ended December 31, 2001 as compared to the prior year.  The increased operating expenses resulted primarily from specific strategic research undertaken by the Company to build upon new products in and identify market opportunities for its Zareba division, as well as product enhancements in its WMS division. In addition, the six-month period ended December 31, 2002 included a full two quarters of the NCP businesses’ operating expenses when compared to just five months of such expenses in the six-month period ended December 31, 2001.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, amounted to $183,000 during the first two quarters of fiscal year 2003. Such amount was comparable to the prior year’s period.

Interest income was $21,000 for the six-month period ended December 31, 2002, compared to $40,000 in the prior year.

For the quarter ended December 31, 2002, the Company experienced a net loss of $217,000, or ($0.10) per share, on revenues of $4,238,000.  For the comparable quarter of the prior year, the Company recorded a loss of $20,000, or ($0.01) per share, on revenues of $4,667,000.

Net income for the Company’s six-month period ended December 31, 2002 was $218,000, or $0.10 per share, on revenues of $11,193,000.  For the comparable six-month period of the prior year, the Company had a net income $404,000, or $0.18 per share, on revenues of $10,680,000.  The decreased income for the period ended December 31, 2002 resulted primarily from Zareba Systems’ selling expenses and research expenses associated with the development of new products and markets, an investment which the Company believes will enhance future revenue and income. Delayed capital spending and a softening of orders by educational customers and hospitals and Organ Procurement Organizations unfavorably impacted net income in WNS and WMS, respectively.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased 127,708 and 91,233 shares for the six months ended December 31, 2002 and 2001, respectively. The increases relate to the assumed exercise of outstanding employee stock options.  These options were excluded from the diluted per-share calculations for the quarters ended December 31, 2002 and 2001 due to the net losses reported in those periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment test in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

During the second quarter of fiscal year 2003, the Company completed its transitional impairment test and determined the fair value of the Zareba reporting unit’s net assets as of June 30, 2002 exceeded their carrying value, and therefore there was no impairment of goodwill.

In September 2001, the FASB issued SFAS 143, Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for the Company’s fiscal year ending June 30, 2003. The Company does not believe that the adoption of SFAS 143 will have a material effect on its financial statements.

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

In April 2002, the FASB issued SFAS 145, Rescission of SFAS 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, as well as general competitive, market and economic conditions; (B) improved efficiency and management of the corporation as a result of capital expenditures depends on the timing and actual effectiveness of such items; (C) the increase in Zareba’s sales and market share which depends on the consolidation of the agricultural industry, success of the Company’s new product and market development programs, the continued integration of North Central Plastics, the actual costs of supplies, as well as actual competition and market conditions, particularly in light of the current economic conditions; and (D) increased Zareba sales as a result of research and development expenses depend upon the effectiveness of such efforts, the extent of product improvements or additions, and general demand within the industry.

Item 3.  Controls and Procedures

Valuation of Disclosure Controls and Procedures

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

On October 15, 2002 the board of directors of Waters Instruments, Inc., at the recommendation of its audit committee, dismissed McGladrey & Pullen, LLP as the Company’s independent public accountants and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants for the fiscal year 2003.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATERS INSTRUMENTS, INC.

	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

February 11, 2003

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

Date: February 11, 2003

	By:	/s/ Jerry W. Grabowski
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

Date: February 11, 2003

	By:	/s/Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

Exhibit Index

Waters Instruments, Inc.

Form 10-QSB for period ending December 31, 2002

99.1               Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2               Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.