Form 10QSB
period 2003-03-31
WATERS INSTRUMENTS INC
filed 2003-05-14
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  Common Stock, $.10 Par Value – 2,279,174 shares outstanding as of May 12, 2003.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except per share data)	2003	2002	2003	2002

Net sales	$5,303	$6,148	$16,497	$16,828
Cost of goods sold	3,573	3,890	10,466	10,639
Gross profit	1,730	2,258	6,031	6,189

Operating expenses
General and administrative	539	638	1,875	2,092
Selling and marketing	1,104	906	3,224	2,502
Research and development	149	145	474	308
Total operating expenses	1,792	1,689	5,573	4,902
Operating income (loss)	(62)	569	458	1,287

Other income (expense), net
Interest income	15	5	36	45
Interest expense	(64)	(125)	(247)	(308)
Other income (expense), net	29	(164)	8	(104)
Income (loss) from operations before tax	(82)	285	255	920

Income tax provision (benefit)	(29)	94	90	325
Net income (loss)	(53)	191	165	595
Basic net income (loss) per share	$(0.02)	$0.08	$0.07	$0.26
Diluted net income (loss) per share	$(0.02)	$0.08	$0.07	$0.25

Weighted average number of shares outstanding – basic	2,279,174	2,259,578	2,270,128	2,249,420
Weighted average number of shares outstanding - diluted	2,279,174	2,409,674	2,381,187	2,360,273

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.

Balance Sheets

(In thousands)	March 31, 2003	June 30, 2002
	(Unaudited)
Current assets
Cash and equivalents	$863	$348
Trade receivables	3,362	5,851
Taxes receivable	52	277
Inventories	4,600	3,428
Prepaid expenses	154	115
Deferred income taxes	262	262
Total current assets	9,293	10,281
Fixed assets
Property, plant & equipment	7,544	7,177
Less accumulated depreciation	4,636	4,109
Net property, plant and equipment	2,908	3,068
Other assets
Goodwill and other intangibles	2,855	2,855
Trade name	2,075	2,075
Cash value of life insurance, net of loans	8	29
Investment in affiliate	250	282
Non-compete agreement, net	833	1,021
Other, net	74	81
Total other assets	6,095	6,343
Total assets	$18,296	$19,692
Current liabilities
Trade payables	$1,974	$1,767
Accrued expenses
Salaries, wages, and other compensation	472	735
Product warranties	290	240
Other accrued liabilities	299	439
Current maturities of long-term debt	1,048	878
Total current liabilities	4,083	4,059
Deferred income taxes	206	206
Non-compete agreement	750	1,000
Long-term debt, less current maturities	2,870	4,171
Stockholders’ equity
Preferred stock, par value $25 per share; 120,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; 7,500,000 shares authorized; 2,279,174 and 2,259,467 shares issued and outstanding at March 31, 2003, and June 30, 2002, respectively	228	226
Additional paid-in capital	1,367	1,313
Retained earnings	8,792	8,717
Total stockholders’ equity	10,387	10,256
Total liabilities and stockholders’ equity	$18,296	$19,692

See Notes to Financial Statements

WATERS INSTRUMENTS, INC.
Statements of Cash Flows

	For the Nine Months Ended March 31
(In thousands)	2003	2002
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$19,215	$17,261
Interest received	36	50
Cash provided by operations	19,251	17,311
Cash paid to suppliers and employees	16,588	15,729
Taxes paid	134	642
Interest paid	244	222
Cash disbursed from operations	16,966	16,593
Net cash provided by operations	2,285	718
Cash flows from investing
Purchase of property and equipment	(392)	(249)
Proceeds from sale of plant and equipment	9	18
Acquisition of business	—	(5,691)
Advances to affiliate	29	(107)
Net cash provided by (used for) investing	(354)	(6,029)
Cash flows from financing
Cash dividend payment	(91)	(75)
Proceeds from the sale of common stock	56	29
Proceeds from issuance of long-term debt	—	5,222
Payment on non-compete liability	(250)	—
Payments on long-term debt	(1,131)	(3,512)
Net cash provided by (used for) financing	(1,416)	1,664
Net increase (decrease) in cash and cash equivalents	515	(3,647)
Cash and cash equivalents – beginning of period	348	4,134
Cash and cash equivalents – end of period	$863	$487
Reconciliation of net income to net cash provided by operations
Net income	$165	$595
Depreciation and amortization	759	590
Provisions for losses (recoveries) on accounts receivable	(47)	142
Loss on investment in subsidiary	3	12
Loss on the disposal of plant and equipment disposal	—	9
Changes in assets and liabilities:
Accounts receivable	2,542	401
Tax receivable	271	—
Inventories	(1,172)	(393)
Prepaid expenses and deferred income taxes	(39)	189
Other assets	1	—
Accounts payable and accrued expenses	(198)	(827)
Net cash provided by operations	$2,285	$718

See Notes to Financial Statements

	For the Nine Months Ended March 31
(In thousands)	2003	2002
Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition:
Fair value of assets acquired, primarily inventory, accounts receivable and property and equipment	$	$6,331
Purchase price assigned to goodwill		2,915
Purchase price assigned to trade names		2,075
Assumed accounts payable and accrued expenses		(1,692)
Assumed long-term debt		(3,938)
Cash purchase price	$	$5,691

WATERS INSTRUMENTS, INC.

Notes to Financial Statements

March 31, 2003

Waters Instruments, Inc. prepared the consolidated financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes the information presented is not misleading. It is suggested that these condensed consolidated financial statements are read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2002, and the Fiscal Year 2002 Annual Report.

1.             Summary of Significant Accounting Policies

Stock-based compensation

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based compensation—Transition and Disclosure, An amendment to FASB Statement No. 123.”  The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”  The Company has adopted the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation but the alternative transition options made available by the standard are not being implemented.

The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value method, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except per share data)	2003	2002	2003	2002

Net income (loss), as reported	$(53)	$191	$165	$595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9)	(10)	(27)	(30)
Pro forma net income (loss)	(62)	181	138	565

Net income (loss) per share:
As reported - basic	$(0.02)	$0.08	$0.07	$0.26
Pro forma - basic	$(0.03)	$0.08	$0.06	$0.25
As reported - diluted	$(0.02)	$0.08	$0.07	$0.25
Pro forma - diluted	$(0.03)	$0.08	$0.06	$0.24

Revenue Recognition

The Company recognizes revenue when the product is shipped to the customer from its warehouse F.O.B. shipping point. Orders for all segments are filled to the customers’ requested ship date upon receipt of the customers’ purchase order. The title for merchandise held for sale by the Company passes to buyer FOB shipping point via a third party carrier.  Sales are not conditioned on customer acceptance provisions or installation obligations. Merchandise is then shipped to the Company’s final customer, who generally is a wholesale distributor of the Company’s products. The Company frequently utilizes independent manufacturer representatives to facilitate sales orders.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.  These reclassifications did not change previously reported operating income (loss), net income (loss), cash flows or stockholder’s equity.

2.             Goodwill and Identified Intangible Assets

The Company accounts for goodwill and identified intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortize to expense and must be periodically reviewed for impairment.  If such review indicates that the carrying amount of an intangible asset exceeds its fair value, an impairment loss would be recognized equal to that excess amount.

Goodwill

SFAS 142 requires that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company operates three reporting units.  However, the goodwill is exclusively associated with one of the units, and, therefore, goodwill impairment is tested only for that unit.  As of July 1, 2003, our annual impairment test indicated that goodwill was not impaired.  The Company plans to perform the annual test on June 30, 2003.

3.             Inventories

Inventories consisted of the following:

(In thousands)

	March 31, 2003

		June 30, 2002

Raw materials	$3,357	$2,505
Work-in-process	63	32
Finished goods	1,180	891
Total Inventories	$4,600	$3,428

4.             Industry Segments

Operating income is total revenue less operating expenses, excluding interest, and general corporate expenses. The Company did not have any sales between its industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	For the Nine Months Ended March 31
In thousands	2003	2002
	(Unaudited)
Net Sales
Zareba Systems	$13,442	$12,349
Waters Medical Systems	1,762	1,928
Waters Network Systems	1,293	2,551
	$16,497	$16,828
Operating Income (loss)
Zareba Systems	$52	$486
Waters Medical Systems	516	615
Waters Network Systems	(110)	186
	$458	$1,287
Provision for income taxes (benefit)
Zareba Systems	$601	$802
Waters Medical Systems	223	282
Waters Network Systems	(7)	109
Corporate	(727)	(868)
	$90	$325
Capital Expenditures, exclusive of business acquisition
Zareba Systems	$351	$165
Waters Medical Systems	4	3
Waters Network Systems	2	—
Corporate	35	81
	$392	$249
Identifiable Assets
Zareba Systems	$14,529	$15,079
Waters Medical Systems	758	842
Waters Network Systems	639	771
Corporate	2,318	1,880
	$18,244	$18,572

Significant customers (sales greater than 10 percent of net sales)

Zareba
Number of customers	1	1
Sales to this customer (in thousands)	$2,759	$2,308

Geographic information:

For the Nine Months Ended March 31

In thousands	2003	2002
	(Unaudited)	(Unaudited)
Revenues
United States	$16,303	$16,640
Other Regions	194	188
Total	$16,497	$16,828

5.             Acquisition of North Central Plastics, Inc.

On August 6, 2001, pursuant to an acquisition agreement, the Company acquired all the outstanding shares of common stock of North Central Plastics, Inc. (NCP). NCP’s common stockholders received approximately $6.5 million in cash. The agreement also includes an adjustment clause that may require the Company to pay the sellers up to an additional $750,000 provided operating results of the Company in fiscal years 2002 through 2006 exceed predetermined levels.

Resulting Goodwill and Acquired Intangibles

The excess of the purchase price over the fair value of assets acquired (goodwill), resulting from the NCP acquisition, amounted to $2.855 million.  The Company has accounted for the acquisition under the purchase method of accounting, in accordance with SFAS 141.  Using this method, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair value.  An independent third party appraiser performed the estimated fair value.  The Company’s allocation of the purchase consideration is as follows:

(In thousands)	June 30, 2002
NCP Allocation of Business Acquisition
Current assets, less cash acquired	$2,818
Property and equipment	2,091
Goodwill	2,855
Trade name	2,075
Non-compete agreement	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,078)
Deferred tax liabilities	(67)
Long-term debt	(4,486)
Net assets acquired	$5,567

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s cash balance on March 31, 2003, was $863,000, an increase of $515,000 from its June 30, 2002, balance of $348,000. The Company’s working capital position on March 31, 2003, was $5,210,000, a decrease of 16 percent from $6,222,000 on June 30, 2002.

The increase in cash from June 30, 2002, resulted primarily from higher seasonal sales prior to June 30, 2002, that were collected in the three months ended September 30, 2002.  The decrease in the working capital position from June 30, 2002, reflected the application of cash of $598,000 against outstanding bank debt.

The increase in inventory from June 30, 2002, resulted from increased prices of plastic pellets as well as increased shipments related to the west coast long shoremen’s strike. The increased plastic pellets pricing is being driven by higher petroleum costs. To balance out manufacturing capacity, the Company increased its purchases of plastic pellets in the low volume period of its business cycle to anticipate the high level of product demand in the third and fourth quarters of fiscal year 2003. Inventory turns were adversely affected due to the uneasiness in the economy over the past quarter, resulting in customers delaying spending. Management believes current inventory levels will support existing orders and forecasted sales growth over the fourth quarter of fiscal year 2003.

To facilitate the August 2001 acquisition of North Central Plastics, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5 percent interest rate. On October 29, 2002, the Company refinanced the bank debt to a three-year term at a 5.0 percent interest rate.  The Company has capitalized approximately $20,000 of debt acquisition costs related to the new term debt instruments and written off the unamortized portion of the original term debt acquisition costs. In addition, the Company increased its bank line of credit from $2 million to $3 million through November 30, 2003.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.75 percent on March 31, 2003.  The Company has not borrowed against its line of credit during fiscal year 2003 and believes that its funds will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures through existing funds, additional cash generated from operations, and borrowings under the Company’s term bank debt.

Capital expenditures were $134,000 for the third quarter of fiscal year 2003 and $392,000 for the nine-month period ended March 31, 2003.  Improvements to manufacturing equipment comprised the bulk of the third quarter’s capital expenditures.  The Company estimates that capital expenditures for the fourth quarter of the current fiscal year will be $58,000. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

Accounting Policies

The Company’s significant accounting polices are discussed below.

Revenue Recognition

The Company recognizes revenue upon shipment of its products, FOB shipping point, and has a policy that customers can only return product for warranty claims.

Results from Continuing Operations

Net sales for the quarter and nine-month period ended March 31, 2003, were $5,303,000 and $16,497,000, respectively, down from $6,148,000 and $16,828,000 in the comparable periods of fiscal year 2002.  The decreased sales resulted primarily from the uneasiness of the economy over the past quarter.  In each of the Company’s divisions, customers postponed ordering product due to the uncertainties related to the war in Iraq and tough economic conditions.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter and nine-month period ended March 31, 2003, were $658,000 and $1,762,000, respectively. These figures represent decreases of seven percent and nine percent over the WMS sales for the quarter and nine-month period ended March 31, 2002. The Company believes the overall decrease in WMS sales reflects delayed capital expenditures.

The RM3 and Waters’ Oxicom family of whole blood oximeters represent WMS’ primary products.  The RM3 is a renal preservation system using pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs.  As the leading brand used in cardiac catheterization labs, Waters’ Oxicom family of whole blood oximeters continues to maintain its product and disposable cuvette sales. Used to measure the oxygen saturation of the blood, more than 1,800 Oxicoms are in service in the world.

Zareba Systems

Net sales for Zareba Systems for the quarter and nine-month period ended March 31, 2003, were $4,316,000 and $13,442,000, respectively. Such figures represent a sales decrease of eight percent for the quarter and an increase of nine percent for the comparable period in fiscal year 2002.  During the quarter ended March 31, Zareba customers typically start increasing their inventory levels in preparation for the spring buying season. This year, however, most of these customers postponed ordering product due to unknowns related to the war in Iraq, the tough economic times as well as adverse weather conditions in key locations.

The Company believes that Zareba Systems’ sales will improve with improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance. In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company’s 2002 fiscal year.  These large customers are expected to continue to increase their purchases of the Company’s electric fencing products.

In November 2001, Zareba Systems relocated its electric fence production from Rochester, Minnesota to Ellendale, Minnesota. In February 2003, Zareba Systems’ sales department was moved to Ellendale, completing the consolidation. The moves were part of an integration plan developed to achieve synergies through the consolidation of Zareba and NCP. The Company incurred minimal expenses in connection with the move. In addition, the Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and to combine the financial and manufacturing reporting processes.

The transfer of the electronic fence production from Rochester to Ellendale created a vacancy in the existing Rochester facility, which also houses corporate administration and manufacturing for Waters Network Systems and Waters Medical Systems. As a result, the Company has begun the process of selling this facility and relocating the corporate offices. The Company does not currently expect to incur a loss on the sale of this facility.

Waters Network Systems

Waters Network Systems’ (WNS) net sales for the quarter ended March 31, 2003, decreased 55 percent to $329,000 compared to $737,000 for the same quarter in 2002.  Net sales for the nine-month period ended March 31, 2003, decreased 49 percent to $1,293,000 from $2,551,000 during the comparable period of the prior year. The Company believes the decrease in WNS sales primarily resulted from a reduction in expenditures and timing by its customers in their capital budget ordering cycles. Several of WNS’ major educational customers have been subject to spending freezes and delays in technology spending.

WNS released a new wireless hybrid Ethernet switch for the K-12 market with its first order being shipped in April 2003. This new family of wireless switches will enable WNS to respond to customers’ needs for wireless products in the K-12 market.

The technology market, including network connectivity products, has a relatively short product lifecycle with new technology being introduced at a fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition.

Combined Business

The gross profit from operations decreased to 32.6 percent of net sales for the third quarter of fiscal 2003, down from 36.7 percent in the third quarter of fiscal year 2002.  Gross profit for the nine-month period ended March 31, 2003, decreased slightly to 36.6 percent of net sales compared to 36.8 percent for the same period of the prior year.

The decrease in gross profit for the third quarter of fiscal 2003, when compared to the same period of the prior year, resulted primarily from lower sales in the Company’s Zareba Systems division and to a lesser extent, Zareba Systems’ customer pricing pressure from the U.S. agricultural retail industry consolidation. The lower sales volume in Zareba Systems contributed to lower absorption of fixed costs and reduced operating efficiencies in the Company’s manufacturing facilities.

Operating expenses from continuing operations were $1,792,000 for the quarter and $5,573,000 for the nine-month period ended March 31, 2003, representing an increase of $103,000 for the quarter and $671,000 for the nine-month period as compared to the prior year.

The increased operating expenses resulted primarily from market research undertaken by the Company designed to identify product and market opportunities for  Zareba Systems, as well as product enhancements in its WMS division. In addition, the nine-month period ended March 31, 2003, included a full three quarters of the NCP businesses’ operating expenses when compared to just eight months of such expenses in the nine-month period ended March 31, 2002.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, amounted to $247,000 during the nine-month period ended March 31, 2003. Interest income of $36,000 was earned for the nine-month period ended March 31, 2003, compared to $45,000 in the prior year.

For the quarter ended March 31, 2003, the Company experienced a net loss of $53,000, or ($0.02) per share, on revenues of $5,303,000. For the comparable quarter of the prior year, the Company recorded a profit of $191,000, or $0.08 per share, on revenues of $6,148,000.

Net income for the Company’s nine-month period ended March 31, 2003, was $165,000, or $0.07 per share, on revenues of $16,497,000.  For the comparable nine-month period of the prior year, the

Company had a net income of $595,000, or $0.26 per share, on revenues of $16,828,000.  The decreased income for the period ended March 31, 2003, resulted in part from Zareba Systems’ selling and research expenses associated with the development of new products and markets. The Company believes this investment will enhance future revenue and income. Delayed capital spending and a softening of orders by educational customers and hospitals and Organ Procurement Organizations also unfavorably impacted net income in WNS and WMS, respectively.  In addition, net income was adversely affected by Zareba System’s customers’ delays in ordering products because of uncertainties related to the war in Iraq, the tough economic times as well as adverse weather conditions in key locations. The lower sales volume in the Zareba division contributed to lower overhead absorption of fixed costs and operating efficiencies in the Company’s manufacturing facilities.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 150,096 shares for the quarter ended March 31, 2002, and 111,059 and 110,853 shares for the nine-month periods ended March 31, 2003, and 2002, respectively.  The exercise of outstanding stock options, 77,763, was excluded from the diluted per share data for the third quarter ended March 31, 2003, due to the net losses reported in that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer be amortized but are subject to annual impairment testing in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

During the second quarter of fiscal year 2003, the Company completed its transitional impairment test and determined the fair value of Zareba System’s net assets as of July 1, 2002, exceeded their carrying value, and therefore there was no impairment of goodwill.

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits itself to an exit plan.  In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The Company does not expect adoption of Interpretation No. 45 to have a significant impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interest.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.  The Company is currently evaluating whether the application of this interpretation will have a material impact on its consolidated financial statements.  It is possible that this interpretation will affect the accounting for the current investment in affiliate, which is accounted for under the equity method.

Item 3.  Controls and Procedures

Valuation of Disclosure Controls and Procedures

As required by SEC rules, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within the 90-day period prior to the filing date of this report. The Company’s management, including the Company’s chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report.  Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections and general competitive and market economic conditions; (B) greater manufacturing efficiencies and increased sales generally due to capital expenditures depend on the effectiveness of new tooling and other equipment as well as general competitive market conditions; (C) the increase in Zareba’s sales which depends on improvement in overall economic conditions, the sales by customers who purchased store locations from a former customer of Zareba, the costs of supplies, the effect of consolidation within the agricultural retail industry, the success of research and development efforts, as well as competition and market conditions, and (D) the sale on favorable terms of the existing Rochester facility which depends on general market conditions and actual business conditions and facility needs in the Rochester, MN area.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1999, Baldwin County Board of Education filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Top Notch Communications, Inc. and Anthony Seraphin, an individual affiliated with Top Notch.  In April 2002, Baldwin County Board of Education (Baldwin County) added the Company and the Waters Network Systems division as defendants in the lawsuit.  Baldwin County Board of Education claims that the Company (through Waters Network Systems division) sold computer networking equipment to Top Notch Communications, Inc., which Top Notch then combined with other suppliers’ equipment and installed in Baldwin County schools in exchange for payment of $2,000,000 or more.  Baldwin County claims that the products were defective or did not conform to warranties and representations provided.  Baldwin County is seeking compensatory and punitive damages of an amount not specified in the complaint.  The Company has denied liability and is vigorously defending itself.  The trial related to this matter has been scheduled for August 2003, and mediation has been scheduled for early June 2003.

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado.  Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger sold by the Company to contain livestock on certain “common” property.  A fire was allegedly ignited by the electric fence charger causing substantial damage to a home covered by property insurance issued by Allstate.  Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss, Tomczak and Strachan and negligence, breach of warranties and strict liability against the Company.  Allstate is asking for compensatory damages, costs and expenses, interest and attorneys fees, but the complaint does not specify any amount of damages.  The Company intends to contest any liability in the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other information

Charles G. Schiefelbein, a shareholder, member of the Company’s Board of Directors, Chairman and member of the Audit Committee and member of the Compensation Committee, died suddenly on May 1, 2003.  The Board has not yet selected a person to replace Mr. Schiefelbein.

Item 6.   Exhibits and Reports on Form 8-K

(A)          Exhibits

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)               Reports on Form 8-K

None

WATERS INSTRUMENTS, INC.

	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
(Principal executive officer)
May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

	By:	/s/ Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

Exhibit Index

Waters Instruments, Inc.

Form 10-QSB for period ending March 31, 2003

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.