Form 10-K
period 2003-06-30
WATERS INSTRUMENTS INC
filed 2003-09-24
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2003

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55441  (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 Par Value Per Share

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Company’s net sales for the fiscal year ended June 30, 2003 were $ 24,906,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on August 29, 2003 was $5,441,568. The number of shares outstanding of the Company’s Common Stock on August 29, 2003 was 2,279,174.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions E.3), the responses to items 9, 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 2003.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

INDEX TO FORM 10-KSB

The following documents are filed as part of this report:

PART I

Item 1. Description of Business

A. Business Development

As a customer-focused, market-driven provider of value-added technology solutions, Waters Instruments, Inc. (the Company) designs, manufactures and markets electric fence systems, local area network connectivity and medical products. During fiscal year 2003, sales were conducted through three principal business units: electric fence systems, d/b/a Zareba Systems, formerly American FarmWorks; medical products, d/b/a Waters Medical Systems (WMS); and computer network connectivity, d/b/a Waters Network Systems (WNS).

On August 6, 2001, Waters purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. Under such agreement, Waters purchased all of the issued and outstanding stock of NCP from NCP’s shareholders for $6,524,000 plus interest from July 2, 2001 to the closing of the transaction at the prime-lending rate. The operations of NCP have been consolidated within Waters’ Zareba Systems division.

Under the brand name Red Snap’r, North Central Plastic’s products include insulators, fence controllers, high tensile fencing, polypropylene (poly) wire, rope and tape and accessories. The acquisition of NCP allowed the Zareba Systems division to consolidate operations in NCP’s 64,000 square foot facility located in Ellendale, Minnesota, and to further expand its distribution in the USA, Canada, Mexico, Central and South America, Europe and New Zealand.

B. Business of Issuer

1) Zareba Systems

Zareba Systems designs, manufactures and sells electric fence systems used for the control or containment of livestock, horses, predators, exotics and lawn and garden nuisance critters. Electric fencing provides a short, safe pulse of electricity on the fence line to create a psychological barrier that trains animals to avoid the fence. An electric fence system consists of an AC, DC or solar-operated fence controller, insulators for the fence posts, poly wire, tape and rope, and a wide range of hardware and accessories. Zareba sales in fiscal year 2003 were 82.6 percent of the Company’s total sales, as compared to 77.6 percent in the prior year.

Zareba primarily sells to distribution channels through direct house accounts and independent representatives to merchandisers in the agricultural and hardware markets. Zareba’s business is seasonal, with peak customer demand occurring in the spring and summer months. Backlog is not significant in this unit’s operations since most orders are filled within days after receipt of a purchase order.

The market for electric fence systems is competitive, with several major manufacturers in the U.S.A. and New Zealand all vying for market share. By providing a fully integrated line of electric fence products, the Company considers itself the largest supplier of electric fence systems in North America.

Zareba released several new products during fiscal year 2003, including the EZEE Corral® portable fence system, ¼-inch white poly rope targeting the equine market, a digital fence tester to improve voltage testing, and several new models of solar-powered fence controllers.

In fiscal year 2003, one Zareba customer had sales greater than 10 percent of the Company’s total sales. This customer’s fiscal year 2003 sales were $4,653,000.

The Company believes its registered trademarks associated with product branding are of value and include: Zareba, Blitzer, BullDozer, HOL-DEM, International and Red Snap’r. Zareba also holds numerous patents in insulator and fence controller designs, which the Company believes positions Zareba as the U.S.A. technology leader in electric fence systems.

In December 2002, the Zareba Systems division moved its poly wire and tape production from Fall River, Massachusetts to Ellendale, Minnesota and closed its Fall River facility. This move consolidated operations and was intended to lower costs and improve customer service and delivery of poly wire and tape products.

The Zareba division made no significant sales to governmental agencies, resulting in no contracts subject to renegotiation. Raw materials used in the production of electric fence system products are generally available from a number of suppliers.

2) Waters Medical Systems

Waters Medical Systems (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. The RM3 Renal Preservation System, a two-part kidney preservation system that includes the medical device and disposable cassette, was designed to preserve kidneys prior to transplant, evaluate kidney performance, and to significantly improve post-surgical patient outcomes. The Oxicom family of whole blood oximeters was designed to measure the oxygen saturation of the blood. WMS continues to be the dominant supplier in its two market niches. Sales by WMS in fiscal year 2003 were 9.7 percent of the Company’s total sales compared to 10 percent in fiscal 2002.

In June 2002, Waters Medical Systems received ISO 9001:94 certification for manufacturing standards of excellence and EN 46001 for Quality Management System Certification for Medical Devices. WMS’ RM3 renal preservation system is CE mark certified through November 2004, which is a requirement for distributing medical devices in Europe.

No significant sales of WMS products are made to the United States Government and no contracts are subject to renegotiation. Although this business unit does not require large working capital funds, accounts receivable can approach two month’s sales due to the slow reimbursement practices of third-party insurers and administrators. Raw materials necessary in the manufacture of this business unit’s products are generally available from a number of suppliers.

The products of Waters Medical Systems are subject to governmental regulation under the Federal Food and Drug and Cosmetic Act (the “FDA”). Before a Class I or Class II device can be marketed, Section 510(k) of the FDA requires that the manufacturer submit a pre-market notification of its intent to market a device at least 90 days prior. If the FDA accepts the sufficiency of the pre-market notification, the device may then be marketed. All of WMS’ products are FDA approved Class II devices. Any new versions of the current products as well as new products will require the timely process of obtaining FDA approval.

All manufacturers of medical devices are subject to general controls by the FDA, which include regulations on annual registration, device listing, good manufacturing practices, labeling, and the misbranding and adulteration provisions of the FDA. Also, the FDA typically conducts unscheduled inspections of facilities. Waters Medical Systems believes that it is in compliance with all applicable FDA regulations and practices, and that continued compliance will not result in significant additional expenditures.

3) Waters Network Systems

Waters Network Systems manufactures and markets a wide range of connectivity products for local area networks (LANs), which include various families of Ethernet switches and media converters. These products connect computers and peripherals to create a shared intra-building information network. While the industry for network products is competitive and covers a wide range of applications, WNS primarily focuses on the educational market segment, providing LAN connectivity solutions for schools. In fiscal year 2003, WNS division sales represented 7.7 percent of the Company’s total sales as compared to 12.4 percent in fiscal 2002.

During fiscal year 2003, Waters Network Systems added a new wireless product line for classroom applications and expanded its fiber and copper LAN products to include managed and unmanaged Ethernet switches for wiring closet and classroom applications. These switches provide the flexibility to increase the speed, flexibility and/or capacity of new and existing networks.

Waters Network Systems sells its wiring closet and classroom switches under the brand ProSwitch®. The ProSwitch-Secure series include Ethernet switches with a protective housing that are specifically designed to limit tampering in K-12 classroom applications. Recently the ProSwitch-SecureAir+ hardwired switches with dual-band wireless access were added to the line. The ProSwitch-FlexPort and ProSwitch-FixPort series of managed and unmanaged switches provide central and intermediate wiring closet applications. The ProSwitch-Xtreme series provides Ethernet switching for industrial applications and harsh environments including high/low temperature extremes in outdoor or plenum rated indoor applications. The Company believes its ProSwitch-Secure and ProSwitch-SecureAir+ series offer the widest range of specialized classroom switches in the industry.

The ProMedia brand is used for Waters Network Systems’ family of chassis-based and single port media conversion products. The ProMedia family converts conventional copper-based LANs to fiber optics and is available in multimode or single mode fiber.

Waters Network Systems’ LAN products are sold primarily through dealers that resell the products as well as provide network design and cabling installation services. Less than 20 percent of WNS total sales are purchased directly by school districts or boards of education. The sales cycle in education is long, frequently taking over a year from product specification to product installation. Many of WNS dealers currently have been awarded contracts for specific school districts, with the installation to occur in fiscal year 2004 and beyond.

No significant sales of WNS products are made to the United States Government; however, WNS does have numerous state contracts that require periodic renegotiations. Raw materials and products are generally available from a number of suppliers.

4) Information as to the Company’s Business as a Whole

During fiscal years 2003 and 2002, the Company spent $675,000 and $487,000 for research and development projects, respectively.

As of June 30, 2003, the Company had a total of 105 employees, with 93 regular full-time employees, as compared to a total of 124 employees, with 106 regular full-time employees the prior year. The decrease in FY2003 is due primarily to the Company’s efficiency improvements and departmental reorganization as a result of consolidating the operations of NCP into the Company’s Zareba Systems division.

5) Financial Information about Foreign and Domestic Operations and Export Sales

The majority of the Company’s products are sold in the United States, with export sales $102,000 in fiscal year 2003, compared to $312,000 in fiscal year 2002. Most sales for foreign exports have been made through unrelated foreign and export dealers in major European, Asian, South American and other foreign markets.

Item 2. Properties

The Company currently leases 5,095 square feet of office space in a Plymouth, Minnesota office complex for its corporate headquarters. The lease extends through December 31, 2006, and requires a monthly payment of $3,926. The Company owns a 66,000 square-foot, steel and cement block building located on 10.9 acres in Valley High Industrial Park, Rochester, Minnesota. The building houses corporate administration, Zareba Systems engineering support, along with production for Waters Medical Systems and Waters Network Systems. In the Rochester facility, 14,000 square feet is devoted to office space, while Waters Medical Systems and Waters Network Systems operations utilize an additional 12,000 square feet. Through January 22, 2002, the Company leased approximately 15,000 square feet of the Rochester facility to NRI, Inc., the buyer of the disposed Waters Technical Systems assets. In addition, the transfer of the Zareba Systems electric fence production from Rochester to Ellendale, Minnesota created a greater vacancy in the Rochester facility. As a result, the Company has entered into a purchase agreement to sell the Rochester facility and real estate on or before October 30. The Company expects to record a gain for financial reporting purposes with the anticipated closing. For income tax purposes, it intends to perform a like-kind exchange for the Ellendale facility, which is currently under lease.

The Company had leased 9,685 square feet of office and manufacturing space in Fall River, Massachusetts, a Zareba Systems manufacturing facility. In December 2002, the operations of its poly wire and tape production were moved from Fall River, MA to Ellendale, MN with the intent to lower costs and improve customer service. The Fall River facility was closed in July 2003.

Following the Company’s purchase of all outstanding shares of North Central Plastics on August 6, 2001, the Company now leases the 64,000 square foot facility in Ellendale, Minnesota for $16,666 per month from the previous owners of NCP. The Company has the option to purchase the property for $2,000,000. As of August 29, 2003, the Ellendale facility and real estate have not been purchased; however, the Company intends to purchase it following the sale of the Rochester facility on or before October 30, 2003, utilizing a like-kind exchange.

The Company believes that insurance coverage on its properties is adequate.

Item 3. Legal Proceedings

In June 1999, Baldwin County Board of Education filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Top Notch Communications, Inc. and Anthony Seraphin, an individual affiliated with Top Notch. In April 2002, Baldwin County Board of Education (Baldwin County) added the Company and the Waters Network Systems division as defendants in the lawsuit. Even though the Company has denied liability, in July 2003, the Company and Baldwin County Board of Education reached an agreement to resolve the dispute. As of June 30, 2003, the Company has reserved $150,000 in securing a release from Baldwin County, which it deems as materially compatible to its responsibility.

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado. Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger sold by the Company to contain livestock on certain “common” property. A fire was allegedly ignited by the electric fence charger causing substantial damage to a home covered by property insurance issued by Allstate.  Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss, Tomczak and Strachan and negligence, breach of warranties and strict liability against the Company. Allstate is asking for compensatory damages, costs and expenses, interest and attorneys’ fees, but the complaint does not specify any amount of damages. The Company intends to contest any liability in the lawsuit.

During fiscal year 2003, the Company did not have any additional legal proceedings that were outside of routine litigation, incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the NASDAQ SmallCap Market under the symbol WTRS.

Stock Price	High	Low	Close
FY2002
First Quarter	$4.30	$3.33	$3.77
Second Quarter	$5.77	$2.96	$5.60
Third Quarter	$7.63	$4.97	$7.06
Fourth Quarter	$8.23	$5.47	$6.90
FY2003
First Quarter	$7.09	$4.26	$6.30
Second Quarter	$6.86	$4.46	$4.49
Third Quarter	$4.86	$3.69	$4.04
Fourth Quarter	$5.44	$3.85	$5.23

Note: The above information has been restated to reflect the three-for-two stock split (effective June 14, 2002) as if it had occurred in the earliest period presented.

Shareholders

As of August 29, 2003 the Company had approximately 530 shareholders of record.

On June 14, 2002, the Company effected a three-for-two stock split in the form of a 50 percent stock dividend. Shareholders of record owning the Corporation’s common stock at the close of business on May 31, 2002 received one additional share for every two shares held on that date, with cash payments made in lieu of issuing fractional shares. The stock split was intended to make the Company’s stock more liquid by increasing the number of shares in the hands of the investor. Thus, fiscal year 2003 and 2002 financial statements reflect the three-for two stock split and the resulting impact on earnings per share data.

Dividend Summary

At a regularly scheduled meeting on October 29, 2002, the Board of Directors of the Company declared a cash dividend based on fiscal year 2002 operating results. The Company paid the dividend in December 2002 at the rate of $.04 per share, or an aggregate amount of $91,000. The Company also paid a dividend in December 2001 of $.03 per share (adjusted for three-for-two stock split) for an aggregate amount of $75,000. The Company has paid its shareholders annual dividends for 27 of the last 28 years, with the first dividend paid in 1975.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company’s 2003 Annual Meeting of Shareholders.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s cash balance on June 30, 2003, was $806,000, an increase of $458,000 from its June 30, 2002, balance of $348,000. The Company’s working capital position on June 30, 2003, was $5,783,000, a decrease of 7 percent from $6,222,000 on June 30, 2002.

The increase in cash from June 30, 2002, resulted primarily from the reduction in the trade receivables due to a shorter customer term offered by the Company. The decrease in the working capital position from June 30, 2002, reflected the cash payment of $598,000 against long-term bank debt.

To facilitate the August 2001 acquisition of North Central Plastics, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5 percent interest rate. On October 29, 2002, the Company refinanced the bank debt to a three-year term at a 5.0 percent interest rate based on projected cash flows and future excess principle reductions separate from the contractual bank amortizations. The Company has capitalized approximately $20,000 of debt acquisition costs related to the new term debt instruments and written off the un-amortized portion of the original term debt acquisition costs.

The Company increased its revolving line of bank credit from $2 million to $3 million through November 30, 2003. Under the terms of the bank’s line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.5 percent on June 30, 2003. The Company had no borrowings outstanding against its line of credit as of June 30, 2003, and believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Beginning in 2003 and continuing through 2007, installments totaling $1,250,000 are required to be paid to two officers of NCP for a non-compete agreement. See the Contractual Obligations table below for further information.

The Company has entered into a purchase agreement to sell the Rochester facility and real estate on or before October 30, 2003, for an estimated $1,800,000, and then intends to purchase the currently leased Ellendale facility utilizing a like-kind exchange. Upon successful completion of the transaction, the Company anticipates a significant reduction in the contractual operating lease obligations noted below, of which the Ellendale operating lease portion represents $2,555,000 of the $2,740,000 as of June 30, 2003.

The table below shows a summary of the Company’s remaining contractual cash obligations at June 30, 2003, including the above listed items to the Company’s new credit facility, other term debt and non-cancelable operating lease commitments.

Contractual Obligations (In thousands)	FY2004	FY2005	FY2006	FY2007	FY2008	After FY2008	Total
Long-term debt	$811	$858	$896	$907	—	—	$3,472
Covenant not-to-compete	250	250	250	250	—	—	1,000
Operating leases	296	287	356	360	360	1,081	2,740
Total	$1,357	$1,395	$1,502	$1,517	$360	$1,081	$7,212

Capital expenditures totaled $402,000 during fiscal year 2003, an increase of $16,000 from the prior year. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

Critical Accounting Policies

The Company’s critical accounting polices are discussed below.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The allowance for doubtful accounts is an estimate based on specifically identified accounts. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Amortization of Intangible Assets

Non-compete agreements are amortized on a straight-line basis over five years. We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets. The estimates that are included in our projection of future cash flows are based upon the best available information at the time that the determination of useful life and amortization method are made. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

Under SFAS No. 142, we evaluate goodwill and indefinite lived intangible assets (tradenames) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to July 1, 2002, we evaluated goodwill for impairment using the method described in the preceding paragraph. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Acquisition of North Central Plastics, Incorporated

On August 6, 2001, pursuant to an acquisition agreement, the Company acquired all the outstanding shares of common stock of NCP. In addition to cash paid when the transaction occurred, the agreement also includes an adjustment clause that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2003 through 2006 exceed predetermined levels. The determination of any contingent purchase price will be made annually. As of June 30, 2003, the earn-out payment was $42,000 based on management’s assessment of fiscal year 2003 results.

Financial Accounting Standards (FAS) No. 141 and 142 have been applied to the above transaction. As of July 1, 2002 and June 30, 2003, the Company fulfilled its transitional and FY2003 annual impairment tests utilizing a third party valuation firm, which indicated that goodwill was not impaired. The Company plans to perform the test annually, with the next test on June 30, 2004.

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated.

Results from Continuing Operations

Net sales from operations for fiscal year 2003 were $24,906,000, a decrease of 2 percent, compared to $25,304,000 in the prior year. The decreased sales resulted primarily from the uneasiness of the economy for much of FY2003. In each of the Company’s divisions, customers postponed ordering product due to the uncertainties related to the tough economic conditions.

Zareba Systems

Net sales for Zareba Systems in fiscal 2003 increased 5 percent, representing 82.6 percent of total Company sales as compared to 77.6 percent in the prior year. The increased sales resulted primarily from the continued consolidation of the U.S. agricultural retail industry, dominance of Zareba products in these major retail chains, new product releases and consistent quality and delivery. In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company’s 2002 fiscal year. We anticipate the purchases of the Company’s electric fence products will continue to increase along with the growth of these large customers.

As an integration plan to merge NCP with Zareba Systems, the Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and combine the financial and operational reporting process. In November 2001, Zareba Systems relocated its electrical fence production from Rochester, MN to Ellendale, MN, and in February 2003, the Zareba sales department was also moved to Ellendale. In addition, the Zareba Systems division moved its poly wire and tape production from Fall River, MA to Ellendale, MN and closed the Fall River facility in July 2003, completing the integration. The moves were part of a consolidation and integration plan intended to lower costs and improve customer satisfaction and delivery of products.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales decreased 4 percent in fiscal year 2003 to $2,419,000, contributing 9.7 percent of total Company sales, as compared to $2,529,000 or 10 percent of Company sales the prior year. The Company believes the overall decrease in WMS sales reflects delayed capital expenditures.

The RM3 and Waters’ Oxicom family of whole blood oximeters represent WMS’ primary products. The RM3 is a renal preservation system using pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. As the brand leader used in cardiac catheterization labs, Waters’ Oxicom family of whole blood oximeters continues to maintain its product and disposable cuvette sales.

The RM3 continues to penetrate global markets as well as the United States market. WMS works closely with Organ Procurement Organizations and independent organizations to design and complete perfusion and preservation laboratories, and works actively with the Internal Society for Organ Preservation to increase training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

In June 2002, WMS received ISO 9001:94 certification as well as EN 46001 certification, both for quality management system standards. The medical division also has a CE Mark on its RM3 Renal Preservation System used in the organ transplant business, a requirement to market medical devices in Europe.

Waters Network Systems

In fiscal year 2003, sales of the Waters Network Systems (WNS) division decreased 38.9 percent from the prior year, representing 7.7 percent of the Company’s total sales as compared to 12.4 percent in fiscal year 2002. The Company believes the decrease in WNS sales primarily resulted from a reduction in expenditures and timing by its customers in their capital budget ordering cycles and competition. Several of WNS major educational customers have been subject to spending freezes and delays in technology spending.

Considering the dramatic drops during the past year in the overall technology market, sales in several geographic segments increased. While WNS shipments to New York dramatically fell off following the events of September 11, 2001, those sales increased by 64.5 percent during fiscal year 2003. We believe this indicates a very strong recovery in technology spending for New York schools, making it WNS’ second largest geographical market. The southeast market was the largest WNS sales territory in fiscal year 2003, increasing by 38.3 percent over the prior year’s sales. Sales increases in the southeast market were primarily the result of gaining new customers. The territory that significantly declined was the west, as a major customer switched to a competitor’s product.

The Universal Services Fund (a need-based program of distributing government mandated funds to school districts) continues to be a major factor in schools’ spending for technology. As the fifth year of the program closed, the USF is planning to issue over 50 percent of its $2.2 billion in allocated E-rate funds for internal connections. This was the largest percent for internal connections in the history of the program. However, the funding is primarily going to the large metropolitan centers where there is the highest poverty levels, limiting the disbursement of funds to relatively few school districts. This causes significant delays for the majority of school districts throughout the U.S. who have been denied any E-rate funding to implement new and existing LAN installations.

WNS released a new wireless hybrid Ethernet switch for the K-12 market with its first order shipped in April 2003. Waters believes the new family of wireless switches will enable WNS to respond to customers’ needs for wireless products in the K-12 market.

The technology market, including network connectivity products, has a relatively short lifecycle with new technology being introduced at a very fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition.  New products released by WNS within the past year contributed to over 20 percent of division sales, showing WNS’ rapid response to technology improvements and market demands.

Even though WNS sales declined in fiscal 2003, Waters continued to improve manufacturing performance. Inventories were reduced by 27.1 percent and gross margins improved by 4.7 percent as a percent of sales over the previous year.

Combined Business

The gross profit decreased slightly to 36.5 percent of net sales in fiscal year 2003 from 37.4 percent in fiscal 2002, primarily due to fixed costs related to the underutilized Rochester facility. The Company anticipates future gross margins will be positively impacted following the sale of this facility and relocation of the remaining offices and operations.

Fiscal year operating expenses were $7,871,000, an increase of $377,000, or 5 percent as compared to the prior year’s expenses of $7,494,000. Market research projects designed to identify product and market opportunities for Zareba Systems, as well as product enhancements in its WMS division contributed to the increases in operating expenses. In addition, fiscal year 2003 included four full quarters of NCP operating expenses when compared to eleven months in fiscal 2002. On June 30, 2003, the Company recorded a reserve of $150,000 to resolve a WNS customer dispute with Baldwin County Board of Education (see Legal Proceedings) and recorded a charge of $34,000 in the closing of the Fall River, MA facility of Zareba Systems that reduced the carrying value of manufacturing equipment to its net realizable value. The operating expenses from fiscal year 2002 also included a reserve of $137,000 for the write-off of an existing Zareba customer account that filed for Chapter 11 bankruptcy protection.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, was $310,000 during fiscal year 2003 as compared to $423,000 in the prior year. The decrease in the interest expense resulted primarily from the Company’s refinanced bank debt in October 2002 from a seven-year term at 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate.

Interest income earned in fiscal year 2003 was $43,000, compared to $48,000 in fiscal year 2002.

Net sales for the fourth quarter declined 1 percent to $8.4 million compared to $8.5 million for the same period one year ago. The Company reported a net income of $445,000 or $0.20 per share, compared with last year’s fourth quarter earnings of $688,000 or $.30 per share.

For fiscal year 2003, net sales were $24.9 million, a 2 percent decrease from $25.3 million for the prior year. Net income for fiscal year 2003 was $610,000 or $0.27 per share compared to $1,283,000 or $0.57 per share for fiscal year 2002.

Included in the provision for income taxes in fiscal years 2003 and 2002 was an engineering and research credit in the amounts of $87,000 and $225,000, respectively. The reduction in this credit was the primary cause of the increase in the effective tax rate from 23 percent to 35 percent from 2002 to 2003. Under existing tax laws, the Company anticipates future benefits from such credits; however, these credits may be limited. In 2004, the Company expects the effective tax rate to remain consistent with 2003 levels.

During fiscal year 2002, the Company paid a civil penalty to the U.S. Department of Commerce on March 29, 2002 in the amount of $160,000. The civil penalty was assessed against NCP, which had recently been acquired by Waters Instruments, Inc. NCP allegedly engaged in the export of certain products without the required licenses between August 1994 and November 2000. The Company has determined that the circumstances that resulted in the civil penalty no longer exist and believes it is now in compliance. Since the August 6, 2001 merger with Waters Instruments, Waters has assumed liability for all obligations of NCP outstanding at the time of the merger. As a part of the NCP acquisition agreement, the cumulative losses in excess of $100,000 were recoverable by Waters from the prior owners of NCP. The Company renegotiated a reduced lease rate on future contractual obligations on the Ellendale facility to recovery the settlement amount. The asset associated with this payment is being amortized over the term of the lease to general and administrative expenses.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 105,791 and 112,302 shares for fiscal years 2003 and 2002, respectively, in computing the diluted per-share data. The increases were a result of the assumed exercise of outstanding management stock options and an employee stock purchase plan.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results of operations. The new standard principally affects the Company’s timing of when charges are recorded as opposed to the amount of the ultimate charge. There have been no exit or disposal activities subsequent to December 31, 2002.

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003. The disclosure provisions of the interpretation are effective for the Company’s financial statements for the third quarter of fiscal year 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options.  The Company implemented the interim period disclosure provisions in the quarter ending March 31, 2003 and implemented the year-end disclosure provisions as of June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating whether the application of this interpretation will have a material impact on its consolidated financial statements. It is possible that this interpretation will affect the accounting for the current investment in affiliate, which is accounted for under the equity method.

Forward-Looking Statements and Risk Factors

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products, as well as general competitive, market and economic conditions; (B) the increase in Zareba’s sales and market share, which depends on the success of the Company’s development efforts and new products, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (C) continued growth of sales to certain Zareba customers who purchased store locations from a recently bankrupt former customer of the Company, which depends on actual demand as well as general competition, market and economic conditions; (D) a successful closing on the sale of the Company’s Rochester facility, which depends on all closing conditions being met as well as the expected tax effects actually materializing; and (E) future income tax benefits resulting from engineering and research credits, which depends on continued governmental support of such credits.

ITEM 7. FINANCIAL STATEMENTS

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

August 29, 2003

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

The Audit Committee, composed exclusively of outside directors, meets periodically with the Company’s management and independent auditors on financial reporting matters. The independent auditors have free access to the Audit Committee and have met with the Committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

PricewaterhouseCoopers LLP, independent auditors, was retained to audit Waters’ financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, Waters’ financial position, results of operations and cash flows for the year ended June 30, 2003.

/s/ Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

REPORTS OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Waters Instruments, Inc.

Minneapolis, Minnesota

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Instruments, Inc. at June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2002 and for the year then ended were audited by other auditors whose report dated August 13, 2002 expressed an unqualified opinion on those statements.

As discussed in Note 4, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 10, 2003

REPORTS OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Waters Instruments, Inc.

Minneapolis, Minnesota

We have audited the accompanying balance sheet of Waters Instruments, Inc. as of June 30, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
August 13, 2002

WATERS INSTRUMENTS, INC.

Balance Sheets

(In thousands)	June 30, 2003	June 30, 2002
Current assets
Cash and equivalents	$806	$348
Trade receivables	5,785	5,851
Income taxes receivable	—	277
Inventories	3,803	3,428
Prepaid expenses	157	115
Deferred income taxes	262	262
Total current assets	$10,813	$10,281
Property, plant and equipment	7,454	7,177
Less accumulated depreciation	4,769	4,109
Property, plant and equipment, net	$2,685	$3,068
Intangible and other assets
Goodwill	2,897	4,930
Tradename	2,075	—
Investment in affiliate	181	282
Non-compete agreement, net	771	1,021
Other, net	78	110
Total intangible and other assets	$6,002	$6,343
TOTAL ASSETS	$19,500	$19,692

Current liabilities
Trade payables	$2,321	$1,767
Accrued salaries, wages, and other compensation	537	735
Accrued product warranties	400	240
Other accrued liabilities	601	439
Income taxes payable	110	—
Current maturities of long-term debt and non-compete agreement	1,061	878
Total current liabilities	$5,030	$4,059
Deferred income taxes	227	206
Non-compete agreement, less current maturities	750	1,000
Long-term debt, less current maturities	2,661	4,171
Total liabilities	$8,668	$9,436
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity
Preferred stock, par value $25; authorized: 120,000 shares; issued and outstanding: none	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,279,174 shares (2003), 2,259,467 shares (2002)	228	226
Additional paid-in capital	1,368	1,313
Retained earnings	9,236	8,717
Total stockholders’ equity	$10,832	$10,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,500	$19,692

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Operations

	Year Ended June 30
(In thousands, except per share data)	2003	2002
Net sales	$24,906	$25,304
Cost of goods sold	15,827	15,834
Gross profit	$9,079	$9,470
Operating expenses
General and administrative	2,613	2,999
Sales and marketing	4,583	4,008
Research and development	675	487
Total operating expenses	$7,871	$7,494
Operating income	1,208	1,976
Other income (expense)
Interest income	43	48
Interest expense	(310)	(423)
Net other income (expense)	(3)	66
Income before income taxes	$938	$1,667
Income tax provision	328	384
NET INCOME	$610	$1,283

Basic net income per share	$0.27	$0.57
Diluted net income per share	$0.26	$0.54

Weighted average number of shares outstanding – basic	2,272,383	2,251,948
Weighted average number of shares outstanding – diluted	2,378,174	2,364,250

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Stockholders’ Equity

(In thousands)	Common Stock		Additional Paid In Capital	Retained Earnings	Total Stockholders’ Equity
	Outstanding Shares	Amount
Balance June 30, 2001	2,244	$224	$1,286	$7,509	$9,019
Net income for the period	—	—	—	1,283	1,283
Dividends paid ($.03/share)	—	—	—	(75)	(75)
Issuance of common stock	15	2	27	—	29
Balance June 30, 2002	2,259	$226	$1,313	$8,717	$10,256
Net income for the period	—	—	—	$610	610
Dividends paid ($.04/share)	—	—	—	(91)	(91)
Issuance of common stock	20	2	55	—	57
BALANCE JUNE 30, 2003	2,279	$228	$1,368	$9,236	$10,832

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Cash Flow

	Year Ended June 30
(In thousands)	2003	2002
Cash flows provided by operations
Cash received from customers	$25,216	$24,001
Interest received	43	48
Cash provided by operations	$25,259	$24,049
Cash paid to suppliers and employees	22,438	21,888
Taxes paid	145	887
Interest paid	289	347
Cash disbursed from operations	$22,872	$23,122
Net cash provided by operations	$2,387	$927
Cash flows provided by (used for) investing:
Purchase of property and equipment	(402)	(386)
Proceeds from disposal of plant and equipment	9	21
Advances from (to) affiliate	118	(298)
Acquisition of business, net of cash acquired	(42)	(5,567)
Net cash used for investing	$(317)	$(6,230)
Cash flows from financing:
Cash dividend payment	$(91)	$(75)
Proceeds from the sale of common stock	56	29
Proceeds from issuance of long-term debt	—	5,238
Payments on non-compete	(250)	—
Payments on long-term debt	(1,327)	(3,675)
Net cash provided by (used for) financing	$(1,612)	$1,517
Net increase (decrease) in cash and cash equivalents	458	(3,786)
Cash and cash equivalents - beginning of period	348	4,134
CASH AND CASH EQUIVALENTS - END OF PERIOD	$806	$348

Reconciliation of net income to net cash provided by operations
Net income	$610	$1,283
Depreciation and amortization	1,012	813
Provisions for losses (gain) on accounts receivable	(33)	189
Loss on the disposal of plant and equipment	46	10
Loss (gain) on investment in equity method investment	(17)	16
Deferred income taxes	—	64
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	105	(1,339)
Income taxes receivable	271	(567)
Inventories	(375)	383
Prepaid expenses and deferred income taxes	(42)	5
Other assets	1	(41)
Accounts payable and accrued expenses	809	111
NET CASH PROVIDED BY OPERATIONS	$2,387	$927

Supplemental Schedule of Non-cash Investing and Financing Activities
Business acquisition (Note 10):
Fair value of assets acquired, less cash acquired of $53	$—	$4,951
Purchase price assigned to goodwill and non-compete agreement	42	6,180
Assumed accounts payable and accrued expenses	—	(1,078)
Assumed long-term debt	—	(4,486)
CASH PURCHASE PRICE, NET OF CASH ACQUIRED	$42	$5,567

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

The Company operates three principal business units: Zareba Systems (Zareba), Waters Network Systems (WNS), and Waters Medical Systems (WMS). The sales of products from all three business units occur principally within the United States. Zareba designs, manufactures and markets electric fence controllers, high tensile fence systems, insulators, poly wire, tape and rope, and accessories for animal control and containment to agricultural cooperatives, mass merchandisers focusing on the retailer market, and hardware stores. WNS manufactures and markets local area network (LAN) connectivity solutions for education and other markets. WMS designs, manufactures and markets organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers’’ financial conditions, but generally requires no collateral.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and trade payables approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s notes payable is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2003, the fair value of the Company’s notes payable approximated their carrying value.

Use of Estimates

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

Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. The Company’s cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Inventories

Inventories are recorded at the lower of cost using FIFO (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 10 years for machinery, equipment, and office furniture. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to other expenses.

Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the goodwill and tradename acquired with the purchase of NCP are not being amortized, but are subject to periodic impairment testing. The tradename is considered an indefinite lived intangible and is therefore not subject to amortization but rather periodic impairment tests. The non-compete agreement is being amortized on a straight-lined basis over five years. For periods prior to July 1, 2002, goodwill was amortized on a straight-lined basis over a twenty-year period.

Investment in Affiliate

The Company has a 50 percent investment in a Canadian company. The Company is accounting for its investment under the equity method of accounting. The Company’s share of the net income (loss) of the investment is recognized as income (loss) in the Company’s income statement and added to (deducted from) the investment account (including advances). The affiliate had sales of approximately $452,000 during FY2003 and the investment in affiliate as of June 30, 2003 was approximately $181,000. The Company’s equity in the income (loss) of its investment in affiliate was $17,000 and ($16,000) in 2003 and 2002, respectively.

Impairment of Long-lived Assets

The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

Under SFAS No. 142, the Company evaluates goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to July 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph.

Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during fiscal year 2003.

Balance at July 1, 2002	$240,000
Warranty Expense	401,000
Closed Warranty Claims	(241,000)
Balance at June 30, 2003	$400,000

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below.

	FY2003	FY2002
Net Income
As reported	$610,000	$1,283,000
Pro forma stock-based compensation cost	$(30,000)	$(39,000)
Pro forma	$580,000	$1,244,000
Basic Earnings per Share
As reported	$0.27	$0.57
Pro forma	$0.26	$0.55
Diluted Earnings per Share
As reported	$0.26	$0.54
Pro forma	$0.24	$0.53

Employee Benefits

The Company has a calendar year-end 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During each of the fiscal years ended June 30, 2003 and 2002, the Company expensed $31,000 and $22,000 in matching contributions, respectively.

The Company offers medical insurance to its associates, which it self-insures up to $25,000 per individual and $1,000,000 in aggregate. During the fiscal years ended June 30, 2003 and 2002, the amounts charged to income under this plan were $371,000 and $279,000, respectively.

Revenue Recognition

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

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2003 and 2002 were $706,000 and $663,000, respectively.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Income per Common Share

Basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts are computed similar to basic per share except that the weighted average number of common shares outstanding are increased to include additional shares for the assumed exercise of all potential common stock instruments, unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The number of additional shares is calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended June 30, 2003 and 2002 was to increase the weighted average shares outstanding by 105,791 and 112,302, respectively.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results of operations. The new standard principally affects the Company’s timing of when charges are recorded as opposed to the amount of the ultimate charge. There have been no exit or disposal activities subsequent to December 31, 2002.

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003. The disclosure provisions of the interpretation are effective for the Company’’s financial statements for the third quarter of fiscal year 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options. The Company implemented the interim period disclosure provisions in the quarter ending March 31, 2003 and implemented the year-end disclosure provisions as of June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating whether the application of this interpretation will have a material impact on its consolidated financial statements. It is possible that this interpretation will affect the accounting for the current investment in affiliate, which is accounted for under the equity method.

2. Credit Risks and Concentrations

At June 30, 2002, the Company had cash with a financial institution in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage, with uninsured funds of $411,000. The Company has not incurred any losses in such accounts. As of June 30, 2003, there were no funds in excess of the FDIC insured limits. In addition, the Company maintains cash balances in a money market mutual fund with one institution.

3. Balance Sheet Highlights

Trade Accounts Receivable

Trade accounts receivable consist of the following.

(In thousands)	2003	2002
Trade accounts receivable	$5,829	$5,953
Less allowance for doubtful accounts	(44)	(102)
TOTALS	$5,785	$5,851

Inventories

Inventories consist of the following.

(In thousands)	2003	2002
Raw materials	$2,688	$2,505
Work-in-process	14	32
Finished goods	1,199	975
Less reserve for obsolescence	(98)	(84)
TOTALS	$3,803	$3,428

Property, Plant and Equipment

Property, plant and equipment consist of the following.

Major classes of depreciable assets (in thousands)	2003	2002
Land	$128	$128
Building and improvement	1,522	1,522
Machinery and equipment	3,289	3,283
Office furniture	1,416	1,366
Vehicles	133	151
Jigs, dies and fixtures	965	726
TOTAL DEPRECIABLE ASSETS	$7,453	$7,177

Major classes of accumulated depreciation (in thousands)	2003	2002
Building and improvements	$1,167	$1,112
Machinery and equipment	2,191	1,948
Office furniture	1,063	889
Vehicles	96	65
Jigs, dies and fixtures	252	95
TOTAL ACCUMULATED DEPRECIATION	$4,769	$4,109

Depreciation & amortization expense (in thousands)	2003	2002
Depreciation expense	$735	$569
Amortization expense	277	244
TOTAL DEPRECIATION & AMORTIZATION EXPENSE	$1,012	$813

4. Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company’ s Zareba reporting unit using a discounted cash flow model. As a result of the impairment analysis, the Company was not required to record an impairment charge as the fair value of the reporting unit exceeded its carrying value. The Company also completed a transitional impairment test of its indefinite lived intangible asset, the tradename, by determining the fair value of the tradename using the discounted cash flow mode. As a result of this impairment analysis, the Company was not required to record an impairment charge, as the fair value of the tradename exceeded its carrying value. On a prospective basis, the Company is required to test acquired goodwill and indefinite lived intangible assets on an annual basis based upon a fair value approach. Additionally, goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

At June 30, 2003, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.

Amortization expense related to definite lived intangible assets for 2003 and 2002 were $250,000 and $229,000, respectively. Estimated amortization expense of identified intangible assets for the next five years is as follows.

2004	$250,000
2005	$250,000
2006	$250,000
2007	$21,000
2008	$0

5. Financing

Line of credit:  The Company has a $3,000,000 line of credit with its bank. Borrowings under the line are charged interest equal to one-half of one percent (.50 percent) less than the Wall Street Prime Rate with accounts receivable and inventories used as collateral. The effective rate was 3.5 percent at June 30, 2003. The credit agreement expires November 30, 2003, which the Company plans to renew. There were no borrowings outstanding under the line of credit at June 30, 2003.

Bank note payable:  In connection with the acquisition of NCP, the Company obtained a $5,200,000 term loan with the same bank. The renegotiated term loan expires on June 30, 2007, with interest on this term loan payable monthly at the rate of 5.0 percent paid in monthly installments of $79,760. This term loan is collateralized by substantially all assets of the Company and both financing arrangements require the Company to meet certain financial ratios and covenants.

Long-term debt: (In thousands)	FY2003	FY2002
Note payable to bank	$3,438	$4,764
Covenant not-to-compete with former shareholders	1,000	1,250
Other	34	35
	$4,472	$6,049
Less current maturities	1,061	878
TOTALS	$3,411	$5,171

Future minimum principal payments on long-term debt for the next four years are approximately as follows.

(In thousands)
2004	$1,061
2005	$1,108
2006	$1,146
2007	$1,157
TOTAL	$4,472

6. Income Taxes

The income tax provision charged to continuing operations for the years ended June 30, 2003 and 2002 are as follows.

(In thousands)	2003	2002
Current:
US federal	$282	$354
State	25	2
Total current	$307	$356
Deferred:
US federal	$(14)	$26
State	35	2
Total deferred	21	28
TOTAL PROVISION	$328	$384

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2003 and 2002 due to the following.

(In thousands)	2003	2002
Income tax expense at statutory rates	$319	$567
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	65	2
Research and development tax credits	(62)	(180)
Other	6	(5)
TOTAL	$328	$384

Net deferred tax assets consist of the following components as of June 30, 2003 and 2002.

(In thousands)	2003	2002
Deferred tax assets
Employee benefits	$75	$69
Inventory and receivable allowances	43	70
Warranty and contingency reserves	144	86
Non compete payable	115	55
Carry forward tax credits	0	37
Total deferred tax assets	$377	$317
Deferred tax liabilities
Property and equipment	342	261
Total deferred tax liabilities	$342	$261
NET DEFERRED TAX ASSETS	$35	$56

The components giving rise to the net deferred tax assets described above have been included in the Company’s Balance Sheets as of June 30, 2003 and 2002 as follows.

(In thousands)	2003	2002
Current assets	$262	$262
Non-current liabilities	(227)	(206)
NET DEFERRED TAX ASSETS	$35	$56

7. Stockholders’ Equity

On June 14, 2002, the Company declared a 3-for-2 common stock split and issued 753,159 additional shares necessary to effect this split. The earnings per share amounts, dividends, and the number of shares outstanding have been retroactively adjusted for this stock split in the accompanying consolidated financial statements for the years ended June 30, 2003 and 2002, as if the stock split occurred on July 1, 2001.

8. Stock Options

The Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”) in May 1995 and the shareholders of the Company approved the 1995 Plan at the Company’s annual meeting in October 1995. Following an increase in the authorized number of shares approved by the board in October 1999 and by shareholders in March 2000, the 1995 Plan provides for the grant of both incentive stock options and non-qualified stock options and reserves 562,500 shares of the Company’s Common Stock for issuance under the 1995 Plan and any previous plans of the Company, to be granted on a one-for-one basis.

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, dividend rate of 1.25 percent; price volatility of 98 percent, risk-free interest rate of 5.2 percent and an expected life of 10 years. No options were granted in 2002 or 2003.

A summary of the status of the stock option plan at June 30, 2003 and 2002, and changes during the years ended on those dates are as follows.

2003

2002

Shares

Weighted Average Exercise Price

Shares

Weighted Average Exercise Price

Outstanding, beginning of year	278,100	$2.98	285,600	$3.01
Granted	-0-	$.00	-0-	$.00
Exercised	(7,500)	$1.42	-0-	$.00
Expired	-0-	$.00	(7,500)	$3.83
Outstanding, end of year	270,600	$3.03	278,100	$2.98
Exercisable at end of year	270,600		248,100
Weighted-average fair value per share of options granted during the year		N/A		N/A

As of June 30, 2003, the options outstanding have a weighted average remaining contractual life of 5.0 years, and exercise prices and unexercised options as follows.

Exercise Price

Shares

Average Contractual Life

$1.46	7,500	1.3 years
$1.42	55,500	1.8 years
$4.58	30,150	4.3 years
$3.83	37,875	4.6 years
$2.67	15,075	5.3 years
$3.63	32,250	5.6 years
$4.00	32,250	6.6 years
$2.67	60,000	7.7 years
TOTAL	270,600

In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85 percent of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2003 and 2002, were 12,207 and 10,085, respectively.

9. Industry Segments and Significant Customers

The Company’s three reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and manufacturing processes.

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

(In thousands)	FY2003	FY2002
Net sales:
Zareba Systems	$20,565	$19,627
Waters Network Systems	1,922	3,148
Waters Medical Systems	2,419	2,529
TOTAL	$24,906	$25,304
Operating income:
Zareba Systems	$560	$1,061
Waters Network Systems	(48)	136
Waters Medical Systems	696	779
TOTAL	$1,208	$1,976

(In thousands)	FY2003	FY2002
Income tax provision:
Zareba Systems	$196	$245
Waters Network Systems	(17)	31
Waters Medical Systems	244	179
Corporate	(95)	(71)
TOTAL	$328	$384
Capital expenditures:
Zareba Systems	$353	$292
Waters Network Systems	—	—
Waters Medical Systems	10	—
Corporate	39	94
TOTAL	$402	$386
Depreciation and amortization:
Zareba Systems	$813	$612
Waters Network Systems	3	6
Waters Medical Systems	17	15
Corporate	179	180
TOTAL	$1,012	$813
Identifiable assets:
Zareba Systems	$15,787	$16,121
Waters Network Systems	729	747
Waters Medical Systems	784	807
Corporate	2,200	2,017
TOTAL	$19,500	$19,692

Significant customers:  (sales greater than 10 percent of net sales)

	FY2003	FY2002
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$4,653	$3,962

Geographic information: (In thousands)

	FY2003	FY2002
Net sales
United States	$24,804	$24,992
Other regions	102	312
TOTAL NET SALES	$24,906	$25,304
Long-lived assets
United States	$8,506	$9,129
Other regions	181	282
TOTAL LONG-LIVED ASSETS	$8,687	$9,411

10. Acquisition of North Central Plastics, Incorporated (NCP)

On August 6, 2001, the Company purchased all the outstanding stock of NCP for an aggregate purchase price of approximately $5.6 million. Immediately following the acquisition, NCP was merged into the Company. The operations of NCP are included in Waters’ Zareba division. The acquisition was partially funded with new bank debt financing.

At the closing of the purchase, the parties also entered into a Buyout Agreement, pursuant to which Waters may pay the seller up to an additional $750,000 based on the operating results of NCP in fiscal years 2003 through 2006. The determination of any contingent purchase price will be made annually beginning at the end of fiscal year 2003, starting with the fiscal year 2003 purchase price adjustment of $42,000 assigned to goodwill. Any future contingent purchase price adjustment resulting from the Buyout Agreement would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

Waters entered into a lease for the former NCP property. The lease includes an option to purchase the property at any time for $2,000,000. Beginning in 2003 and continuing through 2007, a total of $1,250,000 is required to be paid to two officers of NCP in installments for a non-compete agreement.

The Company has accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141. Using this method, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair value. An independent third party appraiser performed the estimated fair value assessment. In fiscal year 2003, the Company identified and valued its acquired tradename, Red Snap’r which was acquired as part of the acquisition of NCP. The value of the tradename was estimated to be $2.075 million on the date of acquisition and was considered to have an indefinite life. Accordingly, the value of the tradename has been reclassified in 2003 as a separate intangible asset.

(In thousands)
Current assets, less cash acquired	$2,818
Property and equipment	2,091
Goodwill	2,897
Tradename	2,075
Non-compete agreement	1,250
Other assets	36
Deferred tax assets	73
Current liabilities	(1,078)
Deferred tax liabilities	(67)
Long-term debt	(4,486)
NET ASSETS ACQUIRED	$5,609

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

	For the Twelve Months Ended June 30
(In thousands, except per share data)	2003	2002
Net sales	$24,906	$26,235
Net income	$610	$1,323
Basic net income per share	$0.27	$0.59
Diluted net income per share	$0.26	$0.56

11. Commitments

The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through June 30, 2011. Future minimum lease payments for the next five years are approximately as follows.

(In thousands)	Annual Lease
2004	$296
2005	287
2006	356
2007	360
2008	360
Thereafter	1,081
TOTAL	$2,740

12. Contingencies

In June 1999, Baldwin County Board of Education filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Top Notch Communications, Inc. and Anthony Seraphin, an individual affiliated with Top Notch. In April 2002, Baldwin County Board of Education (Baldwin County) added the Company and the Waters Network Systems division as defendants in the lawsuit. Even though the Company has denied liability, in July 2003, the Company and Baldwin County Board of Education reached an agreement to resolve the dispute. As of June 30, 2003, the Company has reserved $150,000 in securing a release from Baldwin County, which it deems as materially compatible to its responsibility.

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado. Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger sold by the Company to contain livestock on certain “common” property. A fire was allegedly ignited by the electric fence charger causing substantial damage to a home covered by property insurance issued by Allstate. Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss,

Tomczak and Strachan and negligence, breach of warranties and strict liability against the Company. Allstate is asking for compensatory damages, costs and expenses, interest and attorneys’ fees, but the complaint does not specify any amount of damages. The Company intends to contest any liability in the lawsuit. Any potential liability associated with this case is neither probable nor can be estimated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 15, 2002, the Company’s Board of Directors, at the recommendation of its audit committee, dismissed McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent public accountants and engaged PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants for the fiscal year 2003.

McGladrey’s reports on the financial statements of the Company for each of the years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2002 and 2001 and through October 15, 2002, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to McGladrey’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with their report on the Company’s consolidated financial statements for such years.

The decision to change accountants was recommended and approved by the Audit Committee of the Company’s Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification

The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name

Age

Position

First Became An Officer

Jerry W. Grabowski	51	President, Chief Executive Officer and Director	1993
Gregory J. Anshus	46	Vice President of Finance, Chief Financial Officer and Treasurer	1996

The following information is presented as to the business experience of each Executive Officer during the past five or more years.

Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company’s Board of Directors on August 1, 1993. He was also elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

Mr. Anshus was elected Chief Financial Officer and Treasurer on October 22, 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

(b) Additional Information

Charles G. Schiefelbein, a shareholder, member of the Company’s Board of Directors, Chairman and member of the Audit Committee and member of the Compensation Committee, died suddenly on April 30, 2003. In August, the Board selected Gene Courtney, Management Consultant, to replace Schiefelbein.

Additional information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

The Company’s equity compensation plans as of June 30, 2003 are as follows.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders	270,600	$3.03	518,022	(1)
Not approved by security holders	0	$0	0
TOTAL	270,600	$3.03	518,022

(1) Includes 233,622 shares available for issuance under the Company’s 1997 Associates Stock Purchase Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Exhibit Index following the signature page of this report.

(b)     Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal year 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 19, 2003.

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

Signature	Title	Date
/s/ Jerry W. Grabowski	President, Chief Executive Officer,	September 19, 2003
Jerry W. Grabowski	(Principal Executive Officer) and Director

/s/ Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer	September 19, 2003
Gregory J. Anshus	and Principal Accounting Officer)

/s/ William R. Franta	Director	September 19, 2003
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 19, 2003
John A. Grimstad

/s/ Eugene W. Courtney	Director	September 19, 2003
Eugene W. Courtney

EXHIBIT INDEX FOR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2003

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
3.2

Amended and Restated Bylaws, incorporated by reference to Annex C to the Company’s proxy statement included in its Form S-4 filed on January 21, 2000 relating to its 2000 Annual Meeting of Shareholders.

10.1

Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption “Compensation Plans” of the Company’s definitive proxy statement for its 1989 Annual Meeting of Shareholders. (1)

10.2

1985 Incentive Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1985. (1)

10.3

1985 Nonqualified Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1986. (1)

10.4

1993 Employment Agreement between the Company and Gerald W. Grabowski incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993. (1)

10.5	1995 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.
10.7	1997 Associates Stock Purchase Plan incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
10.8	Amendment No. 1 to 1995 Stock Option Plan incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000. (1)
10.9	Asset Purchase Agreement dated January 22, 2001 by and between NRI Electronics and Cable, Inc. and Waters Instruments, Inc. incorporated by reference to Exhibit 2.1 of Form 8-K dated January 22, 2001.
10.10

Stock Purchase Agreement dated July 9, 2001 by and among Waters Instruments, Inc., North Central Plastics, Incorporated and the shareholders of North Central Plastics, Incorporated incorporated by reference to Exhibit 2.1 of Form 8-K dated July 9, 2001.

23.1*	Independent Auditor’s Consent.
23.2*	Independent Auditor’s Consent.
24.1*	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad and Eugene W. Courtney (included on the signature page of this Form 10-KSB).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Indicates a management compensatory plan.
* Filed herewith.