Form 10QSB
period 2003-09-30
WATERS INSTRUMENTS INC
filed 2003-11-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended September 30, 2003

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the Company’s Common Stock on November 04, 2003 was 2,309,199.

Transitional Small Business Disclosure Format (Check One) Yes  ☐  No  ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

For the three months ended September 30

(In thousands, except per share data)

2003

2002

Net sales	$7,193	$6,955
Cost of goods sold	4,522	4,201
Gross profit	$2,671	$2,754
Operating expenses
General and administrative	559	640
Sales and marketing	1,109	1,164
Research and development	155	159
Total operating expenses	$1,823	$1,963
Operating income	848	791
Other income (expense)
Interest income	2	5
Interest expense	(57)	(112)
Net other income (expense)	12	6
Income before income taxes	$805	$690
Income tax provision	282	255
NET INCOME	$523	$435

Basic net income per share	$0.23	$0.19
Diluted net income per share	$0.22	$0.18

Weighted average number of shares outstanding – basic	2,279,174	2,264,449
Weighted average number of shares outstanding – diluted	2,376,173	2,397,315

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Balance Sheets

(Unaudited)

(In thousands)

September 30, 2003

June 30, 2003

Current assets
Cash and equivalents	$2,110	$806
Trade receivables	4,721	5,785
Inventories	3,342	3,803
Prepaid expenses	194	157
Deferred income taxes	262	262
Total current assets	$10,629	$10,813
Property, plant and equipment	7,468	7,454
Less accumulated depreciation	(4,936)	(4,769)
Property, plant and equipment, net	$2,532	$2,685
Intangible and other assets
Goodwill	2,897	2,897
Tradename	2,075	2,075
Investment in affiliate	127	181
Non-compete agreement, net	708	771
Other, net	75	78
Total intangible and other assets	$5,882	$6,002
TOTAL ASSETS	$19,043	$19,500

Current liabilities
Trade payables	$1,767	$2,321
Accrued salaries, wages, and other compensation	499	537
Accrued product warranties	400	400
Other accrued liabilities	591	601
Income taxes payable	180	110
Current maturities of long-term debt and non-compete agreement	1,072	1,061
Total current liabilities	$4,509	$5,030
Deferred income taxes	227	227
Non-compete agreement, less current maturities	500	750
Long-term debt, less current maturities	2,452	2,661
Total liabilities	$7,688	$8,668
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity
Preferred stock, par value $25; authorized: 120,000 shares; issued and outstanding : none	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and out- standing: 2,279,174 shares at Sept. 30, 2003 and June 30, 2003	228	228
Additional paid-in capital	1,368	1,368
Retained earnings	9,759	9,236
Total stockholders’ equity	$11,355	$10,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,043	$19,500

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Cash Flow

(Unaudited)

For the three months ended September 30

(In thousands)

2003

2002

Cash flows provided by operations
Cash received from customers	$8,254	$8,742
Interest received	2	5
Cash provided by operations	$8,256	$8,747
Cash paid to suppliers and employees	6,209	6,241
Taxes paid	228	4
Interest paid	109	91
Cash disbursed from operations	$6,546	$6,336
Net cash provided by operations	$1,710	$2,411
Cash flows provided by (used for) investing:
Purchase of property and equipment	(43)	(81)
Proceeds from disposal of plant and equipment	14	8
Advances from (to) affiliate	71	43
Net cash provided by (used for) investing	$42	$(30)
Cash flows from financing:
Proceeds from the sale of common stock	—	11
Payments on non-compete	(250)	—
Payments on long-term debt	(198)	(151)
Net cash (used for) financing	$(448)	$(140)
Net increase (decrease) in cash and cash equivalents	1,304	2,241
Cash and cash equivalents - beginning of period	806	348
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,110	$2,589

Reconciliation of net income to net cash provided by operations
Net income	$523	$435
Depreciation and amortization	252	244
Provisions for bad debts	(3)	(7)
Gain on the disposal of plant and equipment	(4)	(7)
Loss (gain) on investment in equity method investment	(17)	4
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,067	1,787
Inventories	461	(98)
Prepaid expenses and deferred income taxes	(37)	(9)
Accounts payable and accrued expenses	(532)	62
NET CASH PROVIDED BY OPERATIONS	$1,710	$2,411

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

Waters Instruments, Inc. (the Company) prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2003, and the Fiscal Year 2003 Annual Report.

1. Summary of Significant Accounting Policies

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have been decreased to the pro forma amounts indicated in the table below.

For the three months ended September 30

FY2003

FY2002

Net Income
As reported	$523,000	$435,000
Less pro forma stock-based compensation cost	—	$(16,000)
Pro forma	$523,000	$419,000
Basic Earnings per Share
As reported	$0.23	$0.19
Pro forma	$0.23	$0.19
Diluted Earnings per Share
As reported	$0.22	$0.18
Pro forma	$0.22	$0.17

2. Revenue Recognition

Customer orders for all segments are filled upon receipt of the customer’s purchase order. Sales of the Company are recognized at time of shipment to the customer, FOB shipping point. The title for merchandise held for sale by the Company passes to buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturer representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor or reseller of the Company’s products.

3. Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company’s Zareba reporting unit using a discounted cash flow model. As a result of the impairment analysis, the Company was not required to record an impairment charge as the fair value of the reporting unit exceeded its carrying value. The Company also completed a transitional impairment test of its indefinite lived intangible asset, the tradename, by determining the fair value of the tradename using the discounted cash flow model. As a result of this impairment analysis, the Company was not required to record an impairment charge, as the fair value of the tradename exceeded its carrying value. On a prospective basis, the Company is required to test acquired goodwill and indefinite lived intangible assets on an annual basis based upon a fair value approach. Additionally, goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

The non-compete agreement is amortized on a straight-line basis over five years and consists of the following as of September 30, 2003 and June 30, 2003.

(In thousands)

Sept. 30, 2003

June 30, 2003

	Unaudited
Non-compete	$1,250	$1,250
Less accumulated amortization	(542)	(479)
TOTALS	$708	$771

Amortization expense related to definite lived intangible assets for the first quarter of fiscal 2004 and 2003 were $63,000 and $63,000, respectively. Estimated amortization expense of identified intangible assets for the remaining nine months of fiscal 2004 and the next five years is as follows

2004	$187,000
2005	$250,000
2006	$250,000
2007	$21,000
$708,000

4. Inventories

Inventories consisted of the following.

(In thousands)

Sept. 30, 2003

June 30, 2003

	Unaudited
Raw materials	$2,327	$2,688
Work-in-process	30	14
Finished goods	1,083	1,199
Less reserve for obsolescence	(98)	(98)
TOTALS	$3,342	$3,803

5. Industry Segments and Significant Customers

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

Quarter ended September 30

(In thousands)

FY2003

FY2002

	Unaudited
Net sales:
Zareba Systems	$5,981	$5,738
Waters Network Systems	501	680
Waters Medical Systems	711	537
TOTAL	$7,193	$6,955
Operating income:
Zareba Systems	$495	$590
Waters Network Systems	63	73
Waters Medical Systems	290	128
TOTAL	$848	$791

Quarter ended September 30

(In thousands)

FY2003

FY2002

	Unaudited
Income tax provision:
Zareba Systems	$348	$431
Waters Network Systems	31	37
Waters Medical Systems	113	61
Corporate	(210)	(274)
TOTAL	$282	$255
Capital expenditures:
Zareba Systems	$42	$46
Waters Network Systems	—	2
Waters Medical Systems	1	4
Corporate	—	29
TOTAL	$43	$81
Depreciation and amortization:
Zareba Systems	$207	$191
Waters Network Systems	—	1
Waters Medical Systems	5	4
Corporate	40	48
TOTAL	$252	$244
Identifiable assets:
Zareba Systems	$13,957	$14,317
Waters Network Systems	689	788
Waters Medical Systems	900	622
Corporate	3,497	4,324
TOTAL	$19,043	$20,051

Significant customers:  (sales greater than 10 percent of net sales)

FY2003

FY2002

Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$1,738	$1,286

Geographic information:

(In thousands)

FY2003

FY2002

Net sales
United States	$7,084	$6,937
Other regions	109	18
TOTAL NET SALES	$7,193	$6,955
Long-lived assets
United States	$8,414	$9,202
Other regions	—	—
TOTAL LONG-LIVED ASSETS	$8,414	$9,202

6. Acquisition of North Central Plastics, Incorporated

On August 6, 2001, the Company acquired all the outstanding shares of common stock of NCP for an aggregate purchase price of approximately $6.5 million. The operations of NCP are included in Waters’ Zareba division. The acquisition was partially funded with new bank debt financing. At the closing of the purchase, the parties also entered into a Buyout Agreement that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2003 through 2006 exceed predetermined levels. The determination of any contingent purchase price will be made annually. As of June 30, 2003, the earn-out payment of $42,000 was assigned to goodwill based on management’s assessment of fiscal year 2003 results. Any future contingent purchase price adjustment resulting from the Buyout Agreement would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

The Company has accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141. Using this method, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair value. As of July 1, 2002 and June 30, 2003, the Company fulfilled its transitional and FY2003 annual impairment tests utilizing a third party valuation firm, which indicated that goodwill was not impaired. The Company plans to perform the test annually, with the next test on June 30, 2004, provided no events occur which would require an interim test.  In fiscal year 2003, the Company identified and valued its acquired tradename, Red Snap’r, which was acquired as part of the acquisition of NCP. The value of the tradename was estimated to be $2.075 million on the date of acquisition and was considered to have an indefinite life. Accordingly, the value of the tradename has been reclassified in 2003 as a separate intangible asset.

7. Dividend Declaration

At a regularly scheduled meeting on October 21, 2003, the Board of Directors of the Company approved a cash dividend of $.04 per share of the Company’s common stock to be paid December 11, 2003 to shareholders of record on November 13, 2003. The dividend is based on fiscal year 2003 operating results. The Company has paid its shareholders annual dividends on its common stock for 28 of the last 29 years.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting polices are discussed below.

Revenue Recognition

The Company recognizes revenue upon shipment of its products, FOB shipping point, and has a policy that customers can only return product for warranty claims. The customer orders for all segments are filled upon receipt of the customer’s purchase order. The title for merchandise held for sale by Waters Instruments, Inc. passes to buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturer representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor or reseller of the Company’s products.

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

Amortization of Intangible Assets

Non-compete agreements are amortized on a straight-line basis over five years. We amortize intangible assets on a basis that corresponds to our projections of future cash flows directly related to these intangible assets. The estimates that are included in our projection of future cash flows are based upon the best available information at the time that the determination of useful life and amortization method are made. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Results of Operations

Net sales for the quarter ended September 30, 2003, were $7,193,000, an increase of 3.4 percent, compared to $6,955,000 in the same quarter the prior year. The increased sales during the quarter were generated from the Company’s Zareba and Waters Medical Systems divisions. The Company believes it is beginning to see spending increases in several customer segments.

Zareba Systems

Net sales in Zareba Systems for the quarter ended September 30, 2003 were $5,981,000 compared to $5,738,000 for the same quarter in 2002, an increase of 4.2%. The increased Zareba sales resulted from increasing sales to our key customers, strengthening our customer base and cross-selling products to preexisting customers.

The Company believes that Zareba Systems’ sales will continue to increase with improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the Company’s new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance. In addition, several of the Company’s largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company’s 2002 fiscal year. The Company believes these large customers will continue to increase their purchases of the Company’s electric fencing products.

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

Waters Medical Systems

Net sales in Waters Medical Systems (WMS) increased 32.4 percent to $711,000 for the quarter ended September 30, 2003, when compared to sales of $537,000 for the same quarter the prior year. The sales increase was due to an easing of delayed capital spending by hospitals and Organ Procurement Organizations (OPOs).

The RM3 and Waters’ Oxicom family of whole blood oximeters represent WMS’ primary products. The RM3 is a renal preservation system using pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. WMS’ Oxicom series of products are used in catheterization laboratories to measure the oxygen saturation levels of whole blood.

The RM3 continues to penetrate global markets as well as the United States market. WMS works closely with OPOs and independent organizations to design and complete perfusion and preservation laboratories, and works actively with the Internal Society for Organ Preservation to provide training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

In June 2002, WMS received ISO 9001:94 certification as well as EN 46001 certification, both for quality management system standards. The medical division also has a CE Mark on its RM3 Renal Preservation System used in the organ transplant business, a requirement to market medical devices in Europe.

Waters Network Systems

Waters Network Systems’ (WNS) net sales for the quarter ended September 30, 2003 were $501,000 compared to $680,000 for the same quarter in the prior year, a decrease of 26.3%. State budgets and funding for technology spending in schools have recently experienced reductions or are on hold.

The Universal Services Fund (USF), a need-based program of distributing government-mandated funds to school districts, continues to be a major factor in schools’ spending for technology. As the fifth year of the program closed, the USF is planning to issue a higher portion of its $2.2 billion in allocated E-rate funds for internal connections. However, the funding is primarily going to the large metropolitan centers where there is the highest poverty levels, limiting the disbursement of funds to relatively few school districts. This causes significant delays for the majority of school districts throughout the U.S. who have been denied any E-rate funding to implement new and existing LAN installations.

WNS released the ProSwitch-SecureAir+ series, new wireless switching for the K-12 market with its first order shipped in April 2003. Waters believes the new family of dual-band wireless switches, combined with a tri-band wireless access available in November 2003, will enable WNS to respond to customers’ needs for wireless products in the K-12 market.

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

WNS continued to improve manufacturing performance by reducing inventories by 13.7 percent and improving gross margins by 9 percent as compared to the same quarter of the previous year.

Combined Business

Net sales for the first quarter increased 3.4 percent to $7.2 million compared to $7.0 million for the same period one year ago.

Gross profit decreased slightly to 37.1 percent of net sales for the first quarter of fiscal 2004, down from 39.6 percent in the first quarter of fiscal year 2003. The decrease in gross profit margin resulted primarily from expenses stemming from the idle capacity that existed in the Rochester facility as part of the consolidation of Zareba Systems operations into the Ellendale facility.  The Company believes the November 3, 2003 sale of the Rochester facility and subsequent purchase of the previously leased Ellendale facility will result in reduced operating expenses.

Operating expenses were $1,823,000 for first quarter ended September 30, 2003, representing a decrease of $143,000 when compared to $1,966,000 in the same quarter of the previous year.  The decreased operating expenses resulted from managing the Company’s post NCP acquisition operations more efficiently.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, was $57,000 during the quarter ended September 30, 2003, as compared to $112,000 in the same quarter of the prior year. The decrease in the interest expense resulted primarily from the Company’s refinanced bank debt in October 2002 from a seven-year term at 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate as well as the Company’s aggressive debt reduction payments.

Interest income earned for the first quarter of fiscal year 2004 was $2,000, compared to $5,000 in the same period of the prior year.

The Company reported a net income of $523,000 or $0.23 per share, compared with last year’s first quarter earnings of $435,000 or $0.19 per share.

The weighted average number of shares of common stock increased as a result of the assumed exercise of employee stock options in computing the per share data. The basic weighted shares outstanding increased by 96,999 and 132,866 shares for the quarters ended September 30, 2003 and 2002, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data.

Liquidity and Capital Resources

The Company’s cash balance on September 30, 2003, was $2,110,000, an increase of $1,304,000 from its June 30, 2003, balance of $806,000. The Company’s working capital position on September 30, 2003, was $6,120,000, an increase of 5.8 percent from $5,783,000 on June 30, 2003.

The increase in cash from June 30, 2003, resulted primarily from the reduction in the trade receivables due to shorter customer terms offered by the Company and seasonally adjusted inventory balances. The increase in the working capital position resulted both from the reduction in accounts receivable and inventory, which provided the funds to significantly reduce trade payables, as well as reduce operating expenses.

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

The Company increased its revolving line of bank credit from $2 million to $3 million through November 30, 2003. Under the terms of the bank’s line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.5 percent on September 30, 2003. The Company had no borrowings outstanding against its line of credit as of September 30, 2003, and believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Capital expenditures totaled $81,000 for the quarter ended September 30, 2003. Improvements to manufacturing equipment comprised the bulk of the quarter’s capital expenditures. The Company estimates that capital expenditures for the three remaining quarters of the current fiscal year will be $300,000. The Company believes these capital expenditures will improve the overall efficiency and management of the corporation.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition. Per the contract, the Company paid the first installment for fiscal year 2003 in August 2003.

Payments of long-term debt totaled $198,000 and $151,000 for the quarters ended September 30, 2003 and 2002, respectively.

After the end of the first quarter, the Company sold its Rochester facility on November 3, 2003, for $1,800,000, and purchased the previously leased Ellendale facility utilizing a like-kind exchange. The like-kind exchange transaction allows the Company to record a gain for book purposes and defer the gain for tax purposes. The purchase will significantly reduce the contractual operating lease obligations as well as reduce operating expenses stemming from idle plant capacity that existed in the Rochester facility.

The table below shows a summary of the Company’s remaining contractual cash obligations at September 30, 2003, including the above listed items to the Company’s new credit facility and other term debt.  In addition, the table reflects the reduced non-cancelable operating lease obligations resulting from the November 3, 2003 like-kind exchange transaction described above.

Contractual Obligations

(In thousands)

FY2004

FY2005

FY2006

FY2007

FY2008

After FY2008

Total

Long-term debt	$613	$858	$896	$907	—	—	$3,274
Covenant not-to-compete	250	250	250	250	—	—	1,000
Operating leases	91	50	51	0	—	—	192
TOTAL	$954	$1,158	$1,197	$1,157	$—	$—	$4,466

Recently Issued Accounting Standards

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

Forward-Looking Statements and Risk Factors

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products, as well as general competitive, market and economic conditions; (B) the increase in Zareba’s sales and market share, which depends on the success of the Company’s development efforts and new products, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; and (C) continued growth of sales to certain Zareba customers who purchased store locations from a recently bankrupt former customer of the

Company, which depends on actual demand as well as general competition, market and economic conditions.

Item 3. Controls and Procedures

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In June 1999, Baldwin County Board of Education (Baldwin County) filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Top Notch Communications, Inc. and Anthony Seraphin, an individual affiliated with Top Notch. In April 2002, Baldwin County added the Company and the Waters Network Systems division as defendants in the lawsuit. Even though the Company has denied liability, in July 2003, the Company and Baldwin County reached an agreement to resolve the dispute. On September 29, 2003, a settlement and release of all claims was reached. The Company’s obligation included a $100,000 settlement payment made on October 1, 2003 and a promissory note signed for the remaining balance of $87,500.  The note is payable beginning November 1, 2003, in eleven (11) equal installments of $7,291.66 and one (1) installment of $7,291.67.  The Company reserved $150,000 in the last fiscal year ended June 30, 2003 and secured an additional $25,000 contribution from its insurance provider in resolving the dispute.  The Company reserved the remaining $12,500 balance of the settlement in the first quarter of 2004 when the settlement was agreed upon.

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado. Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger sold by the Company to contain livestock on certain “common” property. A fire was allegedly ignited by the electric fence charger causing substantial damage to a home covered by property insurance issued by Allstate.  Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss, Tomczak and Strachan as well as negligence, breach of warranties and strict liability against the Company. Allstate is asking for compensatory damages, costs and expenses, interest and attorneys’ fees, but the complaint does not specify any amount of damages. Similar claims of several other insurance carriers and homeowners were consolidated into the Allstate lawsuit. The Company is insured with Chubb insurance and intends to contest any liability in the lawsuit. The claims made in the consolidated lawsuit exceed the Company’s insurance coverage. No amounts have been accrued for this matter under SFAS 5.

During the quarter ended September 30, 2003, the Company did not have any additional legal proceedings that were outside of routine litigation, incidental to the business.

Item 6. Exhibits and Reports on Form 8-K
 (a) Exhibits

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

* Filed herewith.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated August 25, 2003 to announce the fiscal year 2003 fourth quarter and year-end results.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Instruments, Inc.
	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
November 14, 2003