Form 10QSB
period 2003-12-31
WATERS INSTRUMENTS INC
filed 2004-02-13
CIK 104987

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended
 December 31, 2003
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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. The number of shares outstanding of the Company's Common Stock on February 11, 2004 was 2,320,671.

        Transitional Small Business Disclosure Format (Check One)

Yes ☐    No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WATERS INSTRUMENTS, INC.
Statements of Operations
(Unaudited)

	For the three months ended December 31		For the six months ended December 31
(In thousands, except per share data)
	2003	2002	2003	2002
Net sales	$4,541	$4,238	$11,831	$11,193
Cost of goods sold	3,061	2,690	7,650	6,891

Gross profit	$1,480	$1,548	$4,181	$4,302
Operating expenses
General and administrative	535	696	1,089	1,336
Sales and marketing	1,026	957	2,163	2,121
Research and development	193	166	348	325

Total operating expenses	1,754	1,819	3,600	$3,782
Operating income (loss)	$(274)	$(271)	$581	$520

Other income (expense), net
Interest income	1	16	3	21
Interest expense	(43)	(71)	(100)	(183)
Other income (expense), net	1,107	(27)	1,112	(21)

Income (loss) before income taxes	$791	$(353)	$1,596	$337
Income tax provision	276	136	558	119

NET INCOME (LOSS)	$515	$(217)	$1,038	$218

Basic net income (loss) per share	$0.22	$(0.10)	$0.45	$0.10
Diluted net income (loss) per share	$0.21	$(0.10)	$0.43	$0.09
Weighted average number of shares outstanding—basic	2,301,149	2,266,967	2,290,162	2,265,703
Weighted average number of shares outstanding—diluted	2,413,892	2,266,967	2,395,033	2,393,411

See notes to the financial statements.

WATERS INSTRUMENTS, INC.
Balance Sheets

(In thousands)	December 31, 2003	June 30, 2003
	(Unaudited)
Current assets
Cash and equivalents	$931	$806
Trade receivables	2,211	5,785
Inventories	3,134	3,803
Prepaid expenses	300	157
Deferred income taxes	262	262

Total current assets	$6,838	$10,813

Property, plant and equipment	7,895	7,454
Less accumulated depreciation	(3,929)	(4,769)

Property, plant and equipment, net	$3,966	$2,685

Other assets
Goodwill and other intangibles	2,907	2,897
Tradename	2,075	2,075
Investment in affiliate	0	181
Non-compete agreement, net	646	771
Other, net	63	78

Total intangible and other assets	$5,691	$6,002

TOTAL ASSETS	$16,495	$19,500

Current liabilities
Trade payables	$969	$2,321
Accrued salaries, wages, and other compensation	410	537
Accrued product warranties	400	400
Other accrued liabilities	250	601
Income taxes payable (benefit)	(88)	110
Current maturities of long-term debt	1,174	1,061

Total current liabilities	$3,115	$5,030

Deferred income taxes	654	227
Non-compete agreement	500	750
Long-term debt, less current maturities	336	2,661

Total liabilities	$4,605	$8,668

Stockholders' equity
Preferred stock, par value $25; authorized: 120,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,320,671 shares at Dec. 31, 2003 and 2,279,174 shares at June 30, 2003	232	228
Additional paid-in capital	1,476	1,368
Retained earnings	10,182	9,236

Total stockholders' equity	$11,890	$10,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,495	$19,500

See notes to the financial statements.

WATERS INSTRUMENTS, INC.
Statements of Cash Flow

	For the six months ended December 31
(In thousands)
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$15,269	$14,684
Interest received	3	21

Cash provided by operations	$15,272	$14,705
Cash paid to suppliers and employees	11,974	11,976
Taxes paid	345	39
Interest paid	137	228

Cash disbursed from operations	$12,456	$12,243

Net cash provided by operations	$2,816	$2,462

Cash flows provided by (used for) investing:
Acquisition of building	(1,998)	—
Proceeds from sale of building	1,685	—
Purchase of property and equipment	(121)	(258)
Proceeds from disposal of plant and equipment	14	8
Acquisition of business, net of cash	(10)	—
Advances from affiliate	181	186

Net cash used for investing	$(249)	$(64)

Cash flows from financing:
Cash dividend payment	(92)	(91)
Proceeds from the sale of common stock	112	51
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(2,212)	(937)

Net cash (used for) financing	$(2,442)	$(1,227)
Net increase (decrease) in cash and cash equivalents	125	1,171
Cash and cash equivalents—beginning of period	806	348

CASH AND CASH EQUIVALENTS—END OF PERIOD	$931	$1,519

Reconciliation of net income to net cash provided by operations
Net income	$1,038	$218
Depreciation and amortization	497	513
Provisions for recoveries on accounts receivable	(5)	(54)
Loss on investment in subsidiary	—	40
Gain on disposal of plant and equipment	(4)	(7)
Gain on like-kind exchange	(1,222)	—
Changes in assets and liabilities
Accounts receivable	3,579	3,491
Tax receivable	—	207
Inventories	669	(559)
Prepaid expenses	(143)	(31)
Other assets	8	(13)
Deferred income tax liability	427	—
Accounts payable and accrued expenses	(2,028)	(1,343)

NET CASH PROVIDED BY OPERATIONS	$2,816	$2,462

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

        Waters Instruments, Inc. (the Company) prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's 10-KSB for the year ended June 30, 2003, and the Fiscal Year 2003 Annual Report.

1.     Summary of Significant Accounting Policies

Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have been decreased to the pro forma amounts indicated in the table below.

	For the six months ended December 31
	FY2003	FY2002
Net Income
As reported	$1,038,000	$218,000
Less pro forma stock-based compensation cost	—	$(32,000)
Pro forma	$1,038,000	$186,000

Basic Earnings per Share
As reported	$0.45	$0.10
Pro forma	$0.45	$0.08

Diluted Earnings per Share
As reported	$0.43	$0.09
Pro forma	$0.43	$0.08

2.     Revenue Recognition

        Customer orders for all segments are filled upon receipt of the customer's purchase order. Sales of the Company's products are recognized at the time of shipment to the customer, FOB shipping point. The title for merchandise held for sale by the Company passes to the buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturer representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company's final customer, who most frequently is a wholesale distributor or reseller of the Company's products.

3.     Goodwill and Other Intangible Assets

        Effective July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

        Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company's Zareba Systems reporting unit using a discounted cash flow model. As a result of the impairment analysis, the Company was not required to record an impairment charge as the fair value of the reporting unit exceeded its carrying value. The Company also completed a transitional impairment test of its indefinite lived intangible asset, the Red Snap'r tradename, by determining the fair value of the tradename using the discounted cash flow model. As a result of this impairment analysis, the Company was not required to record an impairment charge, as the fair value of the tradename exceeded its carrying value. On a prospective basis, the Company is required to test acquired goodwill and indefinite lived intangible assets on an annual basis based upon a fair value approach. Additionally, goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Zareba Systems reporting unit or the Red Snap'r tradename below their respective carrying values.

        The non-compete agreement is amortized on a straight-line basis over five years and consists of the following as of December 31, 2003 and June 30, 2003.

(In thousands)	Dec. 31, 2003	June 30, 2003
	Unaudited
Non-compete	$1,250	$1,250
Less accumulated amortization	(604)	(479)

TOTALS	$646	$771

        Amortization expense related to definite lived intangible assets for the first six months of fiscal 2004 and 2003 were $125,000 and $125,000, respectively. Estimated amortization expense of identified intangible assets for the remaining six months of fiscal 2004 and the next five years is as follows.

2004	$125,000
2005	$250,000
2006	$250,000
2007	$21,000

TOTAL	$646,000

4.     Inventories

        Inventories consisted of the following.

(In thousands)	Dec. 31, 2003	June 30, 2003
	Unaudited
Raw materials	$2,114	$2,688
Work-in-process	70	14
Finished goods	1,048	1,199
Less reserve for obsolescence	(98)	(98)

TOTALS	$3,134	$3,803

5.     Industry Segments and Significant Customers

        The Company's three reportable industry segments are strategic business units that offer different products. They are managed separately as each business requires different technology and manufacturing processes.

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

	For the six months ended December 31
(In thousands)
	FY2004	FY2003
	Unaudited
Net sales:
Zareba Systems	$9,724	$9,127
Waters Network Systems	755	963
Waters Medical Systems	1,352	1,103

TOTAL	$11,831	$11,193

Operating income:
Zareba Systems	$81	$297
Waters Network Systems	(2)	(31)
Waters Medical Systems	502	254

TOTAL	$581	$520

	For the six months ended December 31
(In thousands)
	FY2004	FY2003
	Unaudited
Income tax provision:
Zareba Systems	$28	$105
Waters Network Systems	(1)	(11)
Waters Medical Systems	176	90
Corporate	355	(65)

TOTAL	$558	$119

Capital expenditures:
Zareba Systems	$107	$218
Waters Network Systems	—	2
Waters Medical Systems	4	4
Corporate	10	34

TOTAL	$121	$258

Depreciation and amortization:
Zareba Systems	$408	$385
Waters Network Systems	—	3
Waters Medical Systems	9	8
Corporate	80	117

TOTAL	$497	$513

Identifiable assets:
Zareba Systems	$11,433	$12,876
Waters Network Systems	366	539
Waters Medical Systems	890	789
Corporate	3,806	3,136

TOTAL	$16,495	$17,340

Significant customers: (sales greater than 10 percent of net sales)

	FY2004	FY2003
Zareba Systems
Number of customers	1	2
Sales to this customer (in thousands)	$2,738	$3,173

Geographic information: (In thousands)	FY2004	FY2003
Net sales
United States	$11,520	$11,077
Other regions	311	116

TOTAL NET SALES	$11,831	$11,193

Long-lived assets
United States	$9,657	$8,942
Other regions	—	—

TOTAL LONG-LIVED ASSETS	$9,657	$8,942

6.     Acquisition of North Central Plastics, Incorporated

        On August 6, 2001, the Company acquired all the outstanding shares of common stock of North Central Plastics, Incorporated (NCP) for an aggregate purchase price of approximately $6.5 million. The operations of NCP are included in Waters' Zareba Systems division. The acquisition was partially funded with new bank debt financing. At the closing of the purchase, the parties also entered into an Earnout Agreement that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal years 2003 through 2006 exceed predetermined levels. The determination of any contingent purchase price will be made annually. As of June 30, 2003, an earn-out payment of $42,000 was assigned to goodwill based on management's assessment of fiscal year 2003 results. Any future contingent purchase price adjustment resulting from the Earnout Agreement would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

        The Company has accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141. Using this method, the purchase price was allocated to the acquired assets and liabilities assumed based on their estimated fair value. As of July 1, 2002 and June 30, 2003, the Company fulfilled its transitional and FY2003 annual impairment tests utilizing a third party valuation firm, which indicated that goodwill was not impaired. The Company plans to perform the test annually, with the next test on June 30, 2004, provided no events occur which would require an interim test. In fiscal year 2003, the Company identified and valued its acquired tradename, Red Snap'r, which was acquired as part of the acquisition of NCP. The value of the tradename was estimated to be $2.075 million on the date of acquisition and was considered to have an indefinite life. Accordingly, the value of the tradename has been reclassified in 2003 as a separate intangible asset.

7.     Dividend Declaration

        In October 2003, the Board of Directors of the Company approved a cash dividend of $.04 per share of the Company's common stock based on fiscal year 2003 operating results. A total of $92,000 was paid on December 11, 2003 to shareholders of record on November 13, 2003. The Company has paid its shareholders annual dividends on its common stock for 28 of the last 29 years.

8.     Canadian Subsidiary

        During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary into the Company, which increased sales by $97,000 for the quarter ended December 31, 2003. Prior to the Company's acquisition of all the remaining shares, the Canadian subsidiary was accounted for under the equity method. Pro forma results for prior periods were not considered material and are therefore not disclosed.

9.     Principal Financial Group Demutualization

        In January 2004, the Company received information from the U.S. Department of Labor from which the Company concluded in February 2004 that 8,095 common shares of Principal Financial Group stock, resulting from an earlier demutualization of Principal Financial Group are corporate assets. The Company expects to record a gain in the third quarter ending March 31, 2004 of approximately $280,000 (based on the price of shares of the Principal Financial Group) when the Company has resolved any remaining issues. This gain will be reflected as a reduction of operating expenses. The Principal Financial Group stock will be classified as available-for-sale and stated at fair market value. Subsequent unrealized gains or losses will be recorded as a separate component of stockholders' equity. The Company expects to dispose of the Principal Financial Group stock during the third quarter.

10.   Gain on Sale of Building

        The Company sold its Rochester, Minnesota facility in the second quarter of fiscal year 2004. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility. The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. This gain is reported in other income (expense).

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        The Company's critical accounting polices are discussed below.

Revenue Recognition

        The Company recognizes revenue upon shipment of its products, FOB shipping point, and has a policy that customers can only return product for warranty claims. The customer orders for all segments are filled upon receipt of the customer's purchase order. The title for merchandise held for sale by Waters Instruments, Inc. passes to the buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturer representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company's final customer, who most frequently is a wholesale distributor or reseller of the Company's products.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The allowance for doubtful accounts is an estimate based on specifically identified accounts. The Company evaluates specific accounts where information that the customer may have an inability to meet its financial obligations is known. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. If circumstances change, the Company's estimates of the recoverability of amounts due could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Amortization of Intangible Assets

        Non-compete agreements are amortized on a straight-line basis over five years. We amortize intangible assets on a basis that corresponds to the Company's projections of future cash flows directly related to these intangible assets. The estimates that are included in its projection of future cash flows are based upon the best available information at the time that the determination of useful life and amortization method are made. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

        Under SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets (tradenames) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to July 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, the estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Results of Operations

        Net sales for the quarter and six-month period ended December 31, 2003, were $4,541,000 and $11,831,000, respectively, up from $4,238,000 and $11,193,000 in the comparable periods of fiscal year 2003. The increased sales during the periods were generated from the Company's Zareba and Waters Medical Systems divisions. The Company continues to see spending increases in several customer segments.

Zareba Systems

        Net sales in Zareba Systems for the quarter and six-month period ended December 31, 2003, were $3,647,000 and $9,724,000, respectively. This represents a sales increase of 8 percent for the quarter and 7 percent for the first six months over the prior year. Zareba sales increased as a result of increasing sales to the Company's key customers, strengthening its customer base, expanding its product offering, and cross-selling products to preexisting customers.

        The Company believes that Zareba Systems' sales will continue to grow, pending continued overall improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba's quality and delivery performance. In addition, several of the Company's largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company's 2002 fiscal year. The Company believes these large customers will continue to increase their purchases of the Company's electric fencing products.

        Since the August 2001 acquisition of NCP, Zareba Systems has completed the integration of the two businesses. The Company converted the NCP operations to its information systems application software on October 1, 2001 to improve database information and combine the financial and operational reporting process. In November 2001, Zareba Systems relocated its electrical fence production from Rochester, Minnesota to Ellendale, Minnesota, and in February 2003, the Zareba sales department was moved to Ellendale. To complete the integration, the Zareba Systems division closed the Fall River, Massachusetts facility in July 2003, moving the poly wire and tape production to

Ellendale, Minnesota. The moves were part of a consolidation and integration plan intended to lower costs and improve customer satisfaction and delivery of products.

        The transfer of the electronic fence production from Rochester to Ellendale created a vacancy in the existing Rochester facility, which also houses corporate administration and manufacturing for Waters Network Systems and Waters Medical Systems. As a result, the Company sold its Rochester facility. Utilizing a like-kind exchange, the Company closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of its Rochester facility in November 2003. The sale of the Company's Rochester facility allowed the Company to increase its use of the Ellendale plant, while reducing long-term debt. The Company has entered into a lease agreement of premises to house Waters Medical Systems and corporate administration in Rochester, Minnesota. Waters Network Systems' production has been moved to the Ellendale, Minnesota facility. The Company believes by managing its facilities and physical space, it will continue to improve operational efficiencies.

Waters Medical Systems

        Waters Medical Systems' (WMS) net sales for the quarter and six-month period ended December 31, 2003, were $641,000 and $1,352,000, respectively. These sales figures represent increases of 13 percent and 23 percent over WMS sales for the quarter and six-month periods ended December 31, 2002. The Company believes the overall increase in WMS sales reflects issuance of orders by customers for previously delayed capital expenditures.

        WMS' products include the RM3 Renal Preservation System and Oxicom whole blood oximeters. The RM3 is a renal preservation system which uses pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. WMS' Oxicom series of products are used in catheterization laboratories to measure the oxygen saturation levels of whole blood.

        The RM3 continues to penetrate the United States and global markets. WMS works closely with organ procurement organizations (OPO)s and independent organizations to design and complete perfusion and preservation laboratories, and works actively with the Internal Society for Organ Preservation to provide training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

        In June 2002, WMS received ISO 9001:94 certification as well as EN 46001 certification, both for quality management system standards. WMS also has a CE Mark on its RM3, a requirement to market the device in Europe.

Waters Network Systems

        Waters Network Systems' (WNS) net sales for the quarter ended December 31, 2003, decreased 11 percent to $253,000 compared to $283,000 for the same quarter in 2002. Net sales for the six-month period ended December 31, 2003, decreased 22 percent to $755,000 from $963,000 during the comparable period of the prior year. The Company believes the decrease in WNS sales primarily resulted from a reduction in expenditures and timing by its customers in their capital budget ordering cycles. Several of WNS' major educational customers have been subject to spending freezes and delays in technology spending. With the abandonment of the Garrett Communications, Inc. acquisition in 2000 and the decline in WNS' sales that followed the onset of the recession, the Company's strategy does not include future investments in this industry segment. The Company is evaluating its alternatives concerning the WNS business.

        The technology market, including network connectivity products, has a relatively short product lifecycle with new technology being introduced at a fast pace; while at the same time, per-port switch costs are being driven down by increasing volumes and competition.

        The Universal Services Fund (USF), a need-based program of distributing government-mandated funds to school districts, continues to be a major factor in schools' spending for technology. As the fifth year of the program closed, the USF planned to issue a higher portion of its $2.2 billion in allocated E-rate funds for internal connections. However, the funding is primarily going to the large metropolitan centers where there is the highest poverty levels, limiting the disbursement of funds to relatively few school districts. This causes significant delays for the majority of school districts throughout the U.S. who have been denied any E-rate funding to implement new and existing LAN installations.

Combined Business

        Net sales for the second quarter of fiscal year 2004 increased 7.1 percent to $4.5 million compared to $4.2 million for the prior year. For the first six months of fiscal year 2004, net sales were $11.8 million, a 5.7 percent increase from $11.2 million for the same period one year ago.

        During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary into the Company, which increased sales by $97,000 for the quarter and $131,000 for the six months ended December 31, 2003. Prior to the Company's acquisition of all the remaining shares, the Canadian subsidiary was accounted for under the equity method. Pro forma results for prior periods were not considered material and are therefore not disclosed.

        The Company reported net income of $515,000 or $.22 per basic share, compared with last year's second quarter net loss of $217,000 or ($.10) per basic share. For the first six months of fiscal year 2004, net income was $1.0 million or $0.45 per basic share compared to $218,000 or $0.10 per basic share for the first half of the prior year. Net income per diluted share in the second quarter was $.21 as compared to ($.10) in the prior year, and for the first six months was $.43 compared to $.09 in the prior year.

        A gain on the sale of its Rochester, Minnesota facility significantly affected income before tax for the period ended December 31, 2003. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester facility. The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. For the quarter and six month period ended December 31, 2003, the book gain, net of tax, increased net income by $774,000, or $0.34 per basic share. Without this gain, the net loss per share for the quarter would have been ($.11) per share. The company reported a net operating loss of $274,000 for the quarter, compared with last year's second quarter net operating loss of $271,000.

        Gross profit margins decreased to 32.6 percent and 35.3 percent of net sales for the quarter and six-month period ended December 31, 2003, down from 36.5 percent and 38.4 percent for comparable periods in the prior year. The decrease in gross profit margin resulted primarily from higher input costs, namely plastic resin. The Company believes that the customer price increases that are scheduled to take effect for the second half of the fiscal year will improve gross margins.

        Operating expenses were $1,754,000 for the quarter and $3,600,000 for the six-month period ended December 31, 2003, representing a decrease of $65,000 for the quarter and $182,000 for the six-month period as compared to the prior year. The decreased operating expenses resulted from managing the Company's post NCP acquisition operations, facilities and physical space requirements. Decreased operating expenses were achieved during the six month period ended December 31, 2003, while the Company continued to invest in market research and new product development, identified market opportunities for Zareba Systems and made product enhancements in its WMS division. The Company believes the November 3, 2003, sale of the Rochester facility and subsequent purchase of the previously leased Ellendale facility will result in further reduction of operating expenses.

        Interest expense, principally related to the Company's term debt to finance the acquisition of NCP, amounted to $100,000 during the six-month period ended December 31, 2003, as compared to $183,000 in the same period of the prior year. The decrease in the interest expense resulted primarily from the Company's refinancing its bank debt in October 2002 from a seven-year term at a 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate as well as the Company's aggressive debt reduction payments. The Company's long-term bank debt has been reduced to $1.2 million, a $2.2 million reduction since June 30, 2003, allowing the Company to reposition its balance sheet for future growth initiatives.

        Interest income earned for the first half of fiscal year 2004 was $3,000, compared to $21,000 in the same period of the prior year.

        In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 112,743 shares for the quarter ended December 31, 2003, and 104,871 and 127,708 shares for the six-month periods ended December 31, 2003, and 2002, respectively. The exercise of outstanding stock options for the second quarter ended December 31, 2002, was excluded from the diluted per share data due to the net losses reported in that period.

Liquidity and Capital Resources

        The Company's cash balance on December 31, 2003, was $931,000, an increase of $125,000 from its June 30, 2003, balance of $806,000. The Company's working capital position on December 31, 2003, was $3,723,000, a decrease of 35.6 percent from $5,783,000 on June 30, 2003.

        The decrease in the working capital position resulted both from the reduction in accounts receivable and inventory, which provided the funds to significantly reduce trade payables and bank debt. The Company's long-term bank debt has been reduced to $1.2 million, a $2.2 million reduction since June 30, 2003.

        To facilitate the August 2001 acquisition of North Central Plastics, the Company secured $5.2 million in bank debt, with a term of seven years at a 7.5 percent interest rate. On October 29, 2002, the Company refinanced the bank debt to a three-year term at a 5.0 percent interest rate based on projected cash flows and future excess principle reductions separate from the contractual bank amortizations. The Company has capitalized approximately $20,000 of debt acquisition costs related to the new term debt and written off the un-amortized portion of the original term debt acquisition costs.

        The Company renewed its $3 million bank line of credit on February 2004. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.75 percent on December 31, 2003. The Company had no borrowings outstanding against its line of credit as of December 31, 2003, and believes that its existing funds, additional cash generated from operations, and borrowings under the Company's bank debt facility will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

        Capital expenditures were $40,000 for the second quarter of fiscal year 2004 and $121,000 for the six-month period ended December 31, 2003. Improvements to manufacturing equipment and purchases of new product tooling comprised the bulk of the second quarter's capital expenditures. The Company estimates that capital expenditures for the remaining two quarters of the current fiscal year will be approximately $279,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

        Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition. As called for by the agreement, the Company has made payments on its non-compete agreements of $250,000 in both the current year and prior year six month periods.

        Payments of long-term debt totaled $2,212,000 and $937,000 for the six-months ended December 31, 2003 and 2002, respectively.

        Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester, Minnesota facility. The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. The purchase will eliminate the lease payments of the Ellendale facility as well as reduce operating expenses stemming from idle plant capacity that existed in the Rochester facility. These savings will be reduced by the costs of leasing and operating the new premises in Rochester, Minnesota housing the Company's administrative offices and WMS' manufacturing facility.

        The table below shows a summary of the Company's remaining contractual cash obligations at December 31, 2003, including the above listed items to the Company's new credit facility and other term debt.

Contractual Obligations (In thousands)	FY2004	FY2005	FY2006	FY2007	FY2008	After FY2008	Total
Long-term debt	$457	$789	$8	$6	—	—	$1,260
Covenant not-to-compete	0	250	250	250	—	—	750
Operating leases	54	107	107	85	62	36	451

TOTAL	$511	$1,146	$365	$341	$62	$36	$2,461

Forward-Looking Statements and Risk Factors

        Certain statements in the Management's Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company's new products, as well as general competitive, market and economic conditions; (B) the increase in Zareba Systems' sales, which depends on the success of the Company's development efforts and new products, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (C) continued growth of sales to certain Zareba Systems customers who purchased store locations from a recently bankrupt former customer of the Company, which depends on actual demand as well as general competition, market and economic conditions; (D) increases in sales and overall efficiency as a result of recent capital expenditures depends on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency; and (E) improved gross margins as a result of customer price increases depend on the reaction of customers to such increases, the overall acceptance and demand for the Company's products, the Company's ability to control expenses effectively and on general economic and competition conditions.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

        In June 1999, Baldwin County Board of Education (Baldwin County) filed a lawsuit in the United States District Court for the Southern District of Alabama, Southern Division against Top Notch Communications, Inc. and Anthony Seraphin, an individual affiliated with Top Notch. In April 2002, Baldwin County added the Company and the Waters Network Systems division as defendants in the lawsuit. Even though the Company has denied liability, in July 2003, the Company and Baldwin County reached an agreement to resolve the dispute. On September 29, 2003, a settlement and release of all claims was reached. The Company's obligation included a $100,000 settlement payment made on October 1, 2003 and a promissory note for a remaining balance of the settlement of $87,500. The note is payable beginning November 1, 2003, in twelve (12) equal monthly installments of $7,292. The Company reserved $150,000 in the fiscal year ended June 30, 2003 and secured an additional $25,000 contribution from its insurance provider in resolving the dispute. The Company reserved the remaining $12,500 balance of the settlement in the first quarter of fiscal year 2004 when the settlement was agreed upon. All accruals for the settlement were completed by the first quarter of fiscal year 2004.

        On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado. Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger originally sold by the Company to an unknown customer to contain livestock on certain "common" property. A fire was allegedly ignited by the electric fence charger causing substantial damage to a home covered by property insurance issued by Allstate. Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss, Tomczak and Strachan as well as negligence, breach of warranties and strict liability against the Company. Allstate is asking for compensatory damages, costs and expenses, interest and attorneys' fees, but the complaint does not specify any amount of damages. Similar claims of several other insurance carriers and homeowners were consolidated into the Allstate lawsuit. The Company is insured with Chubb insurance and intends to contest any liability in the lawsuit. The claims made in the consolidated lawsuit materially exceed the Company's insurance coverage. No amounts have been accrued for this matter under SFAS 5.

        During the quarter ended December 31, 2003, the Company did not have any additional legal proceedings that were outside of routine litigation, incidental to the business.

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
32.1*
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)   Reports on Form 8-K

        The Company filed Current Reports on Form 8-K dated November 3, 2003 and February 2, 2004 to announce the first and second quarter fiscal year 2004 results.

        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Instruments, Inc.
By:	/s/ JERRY W. GRABOWSKI Jerry W. Grabowski President and Chief Executive Officer

February 13, 2004

QuickLinks

INDEX TO FORM 10-QSB
PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
WATERS INSTRUMENTS, INC. Statements of Operations (Unaudited)
WATERS INSTRUMENTS, INC. Balance Sheets
WATERS INSTRUMENTS, INC. Statements of Cash Flow
NOTES TO FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Controls and Procedures
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K