Form 10QSB/A
period 2003-12-31
WATERS INSTRUMENTS INC
filed 2004-02-23
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the Company’s Common Stock on February 11, 2004 was 2,320,671.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

The Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 is hereby amended to add Item 4 relating to the Company’s October 2003 shareholder meeting and (ii) to add  agreements relating to the sale and purchase of property to Item 6 as exhibits.

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On October 21, 2003, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,122,023 shares which was 93.1% percent of the issued and outstanding 2,279,174 shares, which exceeded the 33–1/3 percent required for a quorum.

The order of business submitted for vote at the meeting was to establish the size of the Board of Directors for the ensuing year to be set at four (4) and to elect two members of the Board of Directors.

Shares voting for the resolution to set the number of directors at four totaled 2,035,885 or 95.9%.  Shares voting against or abstaining totaled 86,138 or 4.1% of the shares.

The second resolution to reelect Jerry W. Grabowski and Eugene W. Courtney to the Board of Directors was approved by a vote of 2,114,410 shares for the election of each such nominee, with 7,613 shares voting against or abstaining.  Mr. Courtney was elected by the Board on August 19, 2003 to fill a vacancy on the Board.  William R. Franta and John A. Grimstad continue as directors until the 2005 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1*

Purchase Agreement dated July 11, 2003 by and between Kevin Swanson, Buyer, and Waters Instruments, Inc., Seller, relating to the sale and purchase of property at 2411 7th Street, N.W., Rochester, MN, along with Assignment of Purchase Agreement dated October 21, 2003 between Kevin Swanson and JES Enterprises of Rochester LLC and an Amendment to the Purchase Agreement dated October 28, 2003 between Seller and Buyer.

10.2*

Restated Lease and Option to Purchase  Agreement originally dated August 6, 2001 and amended and restated on October 15, 2002, by and between B&L Rentals, LLC (Landlord) and Waters Instruments, Inc. (Tenant), along with Termination of Lease Agreement dated November 3, 2003 by and between Landlord and Tenant

10.3*	Lease dated January 13, 2004 by and between 1620 Industrial Drive LLC and Waters Instruments, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

February 23, 2004