Form 10QSB
period 2004-03-31
WATERS INSTRUMENTS INC
filed 2004-05-13
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended
March 31, 2004

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. The number of shares outstanding of the Company's Common Stock on May 13, 2004 was 2,350,296.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the three months Ended March 31,		For the nine months Ended March 31,
(In thousands, except per share data)	2004	2003	2004	2003
Net sales	$5,312	$4,974	$16,389	$15,204
Cost of goods sold	3,447	3,356	10,611	9,599
Gross profit	$1,865	$1,618	$5,778	$5,605
Operating expenses
General and administrative	578	539	1,668	1,875
Sales and marketing	981	946	2,927	2,783
Research and development	197	145	545	470
Total operating expenses	1,756	1,630	5,140	$5,128
Operating income (loss) from continuing operations	$109	$(12)	$638	$477
Other income (expense), net
Interest income	1	15	4	36
Interest expense	(29)	(64)	(129)	(247)
Gain on sale of building (Note 10)	—	—	1,222	—
Gain on demutualization (Note 9)	288	—	288	—
Other income, net	(34)	29	(139)	8
Income (loss) from continuing operations before income taxes	$335	$(32)	$1,884	$274
Income tax provision (benefit)	121	(11)	660	97
Income (loss) from continuing operations	$214	$(21)	$1,224	$177

Discontinued operations:
(Loss) from operations of WNS division,	$(48)	$(32)	$(15)	$(12)
less applicable tax effect
Gain on disposal of WNS division, less applicable income tax effect	3	—	3	—
NET INCOME (LOSS)	$169	$(53)	$1,212	$165

Basic net income (loss) per share from continuing operations	$0.09	$(0.01)	$0.53	$0.08
Diluted net income (loss) per share from continuing operations	$0.09	$(0.01)	$0.51	$0.07
Basic net income (loss) per share	$0.07	$(0.02)	$0.53	$0.07
Diluted net income (loss) per share	$0.07	$(0.02)	$0.50	$0.07
Weighted average number of shares outstanding - basic	2,323,556	2,279,174	2,301,212	2,270,128
Weighted average number of shares outstanding - diluted	2,450,743	2,279,174	2,413,522	2,381,187

See notes to the financial statements.

WATERS INSTRUMENTS, INC.
Balance Sheets

(In thousands)	March 31, 2004	June 30, 2003
	(Unaudited)
Current assets
Cash and equivalents	$50	$806
Trade receivables, net	3,596	5,785
Inventories	3,901	3,598
Prepaid expenses	307	157
Short-term securities	288	—
Deferred income taxes	262	262
Income taxes receivable	96	0
Current assets of discontinued operations	—	205
Total current assets	$8,404	$10,813
Property, plant and equipment	7,894	7,454
Less accumulated depreciation	(4,029)	(4,769)
Property, plant and equipment, net	$3,865	$2,685
Other assets
Goodwill and other intangibles	2,907	2,897
Trade name	2,075	2,075
Investment in affiliate	0	181
Non-compete agreement, net	583	771
Other, net	60	78
Total intangible and other assets	$5,625	$6,002
TOTAL ASSETS	$17,894	$19,500

Current liabilities
Trade payables	$1,711	$2,321
Accrued salaries, wages, and other compensation	442	537
Accrued product warranties	403	400
Other accrued liabilities	454	601
Income taxes payable	0	110
Short-term borrowing	450	—
Current maturities of long-term debt	1,186	1,061
Total current liabilities	$4,550	$5,030
Deferred income taxes	654	227
Non-compete agreement	500	750
Long-term debt, less current maturities	98	2,661
Total liabilities	$5,802	$8,668
Stockholders' equity
Preferred stock, par value $25; authorized: 120,000 shares; no shares issued and Outstanding	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and out- standing: 2,328,171 shares at Mar. 31, 2004 and 2,279,174 shares at June 30, 2003	233	228
Additional paid-in capital	1,503	1,368
Retained earnings	10,356	9,236
Total stockholders' equity	$12,092	$10,832
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,894	$19,500

See notes to the financial statements.

WATERS INSTRUMENTS, INC.
Statements of Cash Flow

	For the nine months Ended March 31
(In thousands)	2004	2003
	(Unaudited)	(Unaudited)
Cash flows provided by operations
Cash received from customers	$19,401	$19,215
Interest received	4	36
Cash provided by operations	$19,405	$19,251
Cash paid to suppliers and employees	17,077	16,588
Taxes paid	436	134
Interest paid	153	244
Cash disbursed from operations	$17,666	$16,966
Net cash provided by operations	$1,739	$2,285
Cash flows provided by (used for) investing:
Acquisition of building	(1,998)	—
Proceeds from sale of building	1,685	—
Purchase of property and equipment	(184)	(392)
Proceeds from disposal of plant and equipment	21	9
Acquisition of business, net of cash	(10)	—
Advances from affiliate	181	29
Net cash used for investing	$(305)	($354)
Cash flows from financing:
Cash dividend payment	(92)	(91)
Proceeds from short-term borrowing	450	—
Proceeds from the sale of common stock	140	56
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(2,438)	(1,131)
Net cash used for financing	$(2,190)	($1,416)
Net increase in cash and cash equivalents	756	515
Cash and cash equivalents - beginning of period	806	348
CASH AND CASH EQUIVALENTS - END OF PERIOD	$50	$863

Reconciliation of net income to net cash provided by operations
Net income	$1,212	$165
Depreciation and amortization	721	759
Deferred income taxes	427	0
Allowance for doubtful accounts - provisions (recoveries)	9	(47)
Loss on investment in subsidiary	—	3
Gain on disposal of plant and equipment	(1)	—
Gain on disposal of WNS division, before taxes	(4)	—
Gain on like-kind exchange	(1,222)	—
Changes in assets and liabilities
Accounts receivable	2,180	2,542
Tax receivable	—	271
Inventories	(98)	(1,172)
Prepaid expenses	(150)	(39)
Other assets	8	1
Short-term securities	(288)	—
Accounts payable and accrued expenses	(1,055)	(198)
NET CASH PROVIDED BY OPERATIONS	$1,739	$2,285

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

1. Summary of Significant Accounting Policies

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have slightly changed as indicated in the pro forma table below.

	For the three months Ended March 31		For the nine months Ended March 31
	FY2004	FY2003	FY2004	FY2003
Net Income
As reported	$169,000	$(53,000)	$1,212,000	$165,000
Less pro forma stock-based compensation cost	—	$(9,000)	—	($27,000)
Pro forma	$169,000	$(62,000)	$1,212,000	$138,000
Basic Earnings per Share
As reported	$0.07	$(0.02)	$0.53	$0.07
Pro forma	$0.07	$(0.03)	$0.53	$0.06
Diluted Earnings per Share
As reported	$0.07	$(0.02)	$0.50	$0.07
Pro forma	$0.07	$(0.03)	$0.50	$0.06

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

3. Goodwill and Other Intangible Assets

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company's Zareba Systems reporting unit using a discounted cash flow model. As a result of the impairment analysis, the Company was not required to record an impairment charge as the fair value of the reporting unit exceeded its carrying value. The Company also completed a transitional impairment test of its indefinite lived intangible asset, the Red Snap'r trade name, by determining the fair value of the trade name using the discounted cash flow model. As a result of this impairment analysis, the Company was not required to record an impairment charge, as the fair value of the trade name exceeded its carrying value. On a prospective basis, the Company is required to test acquired goodwill and indefinite lived intangible assets on an annual basis based upon a fair value approach. Additionally, goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Zareba Systems reporting unit or the Red Snap'r trade name below their respective carrying values.

The non-compete agreement is amortized on a straight-line basis over five years and consists of the following as of March 31, 2004 and June 30, 2003.

(In thousands)	Mar. 31, 2004	June 30, 2003
	Unaudited
Non-compete	$1,250	$1,250
Less accumulated amortization	(667)	(479)
TOTALS	$583	$771

Amortization expense related to definite lived intangible assets for the first nine months of fiscal 2004 and 2003 were $187,500 and $187,500, respectively. Estimated amortization expense of identified intangible assets for the remaining three months of fiscal 2004 and the next three years is as follows. The non-compete agreement becomes fully amortized after 2007.

2004	$62,500
2005	$250,000
2006	$250,000
2007	$21,000
TOTAL	$583,500

4. Inventories

Inventories consisted of the following.

(In thousands)	Mar. 31, 2004	June 30, 2003
	Unaudited
Raw materials	$3,256	$2,540
Work-in-process	37	13
Finished goods	706	1,141
Less reserve for obsolescence	(98)	(96)
TOTALS	$3,901	$3,598

5. Industry Segments and Significant Customers

The Company's two reportable industry segments are strategic business units that offer different products. They are managed separately as each business requires different technology and manufacturing processes. In March 2004, the Company sold certain assets of its third reportable segment, Waters Network Systems (WNS) due to declining sales and the Company's decision that further investments in WNS were not consistent with the Company's strategies. (See note 11.)

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

	For the nine months Ended March 31
(In thousands)	FY2004	FY2003
	Unaudited
Net sales:
Zareba Systems	$14,426	$13,442
Waters Medical Systems	1,963	1,762
TOTAL CONTINUING OPERATIONS	$16,389	$15,204

	For the nine months Ended March 31
(In thousands)	FY2004	FY2003
	Unaudited
Operating income:
Zareba Systems	$(7)	$(30)
Waters Medical Systems	645	507
TOTAL CONTINUING OPERATIONS	$638	$477

Income tax provision:
Zareba Systems	$541	$601
Waters Medical Systems	265	223
Corporate	(146)	(727)
TOTAL CONTINUING OPERATIONS	$660	$97

Capital expenditures:
Zareba Systems	$137	$351
Waters Medical Systems	15	4
Corporate	32	35
TOTAL CONTINUING OPERATIONS	$184	$390

Depreciation and amortization:
Zareba Systems	$602	$581
Waters Medical Systems	11	13
Corporate	108	162
TOTAL CONTINUING OPERATIONS	$721	$756

Identifiable assets:
Zareba Systems	$13,731	$14,581
Waters Medical Systems	893	758
Corporate	3,145	2,318
TOTAL CONTINUING OPERATIONS	$17,769	$17,657

Significant customers:  (sales greater than 10 percent of net sales)

	For the nine months Ended March 31
(In thousands)	FY2004	FY2003
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$3,413	$2,759

Geographic information:

	For the nine months Ended March 31
(In thousands)	FY2004	FY2003
Net sales
United States	$15,679	$15,010
Other regions	710	194
TOTAL NET SALES	$16,389	$15,204

Long-lived assets
United States	$9,490	$9,003
Other regions	—	—
TOTAL LONG-LIVED ASSETS	$9,490	$9,003

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

8. Canadian Subsidiary

During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary into the Company. Prior to the Company's acquisition of all the remaining shares, the Canadian subsidiary was accounted for under the equity method. Pro forma results for prior periods were not considered material and are therefore not disclosed.

9. Principal Financial Group Demutualization

Due to the demutualization of Principal Financial Group, which provided insurance products to the Company, the Company recorded a gain in the third quarter of approximately $290,000 from the receipt of 8,095 shares of Principal Financial Group common stock. The gain realized from receipt of the Principal Financial Group stock is reported separately as a component of “Other income (expense)”. After taxes, this gain was approximately $190,000 and is included in the $214,000 of “Income from continuing operations after tax effect” for the third quarter. The Company plans to sell the Principal Financial Group stock during the fourth quarter of FY2004. The Principal Financial Group stock is classified as short-term securities on the Company's balance sheet.

10. Gain on Sale of Building

The Company sold its Rochester, Minnesota facility in the second quarter of fiscal year 2004.  Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility.  The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. This gain on the sale of building is reported as a separate component of “Other income (expense)”.

11. Discontinued Operation

In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and the Company's decision that further investments in WNS were not consistent with the Company's strategies. Total consideration received was approximately $213,000 in cash. The gain realized on the sale was $3,000, net of tax. The Company accounted for the results of WNS as a discontinued operation in the Company's financial statements, with sales included in the discontinued operations in the condensed consolidated statements of operations. WNS sales for the third quarter of fiscal year 2004 were $60,000 as compared to $329,000 for the prior year. For the nine months ended March 31, WNS revenues were $814,000 in fiscal year 2004 as compared to $1,293,000 for the prior year. The results of the discontinued operations do not reflect any interest expense or administrative overhead. In addition, the assets and liabilities of WNS are reported separately in the Balance Sheets on March 31, 2004 and June 30, 2003.

Waters Network Systems

	For the nine months Ended March 31
(In thousands)	FY2004	FY2003
Net sales	$814	$1,293
Operating income	($23)	($19)
Income tax provision	($7)	($8)
Capital expenditures	—	$2
Depreciation and amortization	—	$3
Identifiable assets	$125	$639

12.   New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Securities and Exchange Commission Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Amortization of Intangible Assets

Non-compete agreements are amortized on a straight-line basis over five years. Intangible assets are amortized on a basis that corresponds to the Company's projections of future cash flows directly related to these intangible assets. The estimates that are included in its projection of future cash flows are based on the best available information at the time of the determination of useful life and amortization method. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Under SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets (trade names) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. Prior to July 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, the estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Results of Continuing Operations

Net sales from continuing operations for the quarter and nine-month period ended March 31, 2004, were $5,312,000 and $16,389,000, respectively, up from $4,974,000 and $15,204,000 in the comparable periods of fiscal year 2003. The increased sales during the periods were generated from the Company's Zareba Systems and Waters Medical Systems divisions.

Zareba Systems

Net sales in Zareba Systems (Zareba) for the quarter and nine-month period ended March 31, 2004, were $4,702,000 and $14,426,000, respectively. This represents a sales increase of 9 percent for the quarter and 7 percent for the nine months over the prior year. Zareba sales increased as a result of the Company's key customers increasing sales, strengthening its customer base, expanding its product offering, and cross-selling products to preexisting customers.

The Company believes that Zareba's sales will continue to grow, pending continued overall improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the Company's new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba's quality and delivery performance. In addition, several of the Company's largest customers have purchased store locations from another customer that had filed Chapter 11 bankruptcy during the Company's 2002 fiscal year. The Company believes these large customers will continue to increase their purchases of the Company's electric fencing products.

Waters Medical Systems

Waters Medical Systems' (WMS) net sales for the quarter and nine-month period ended March 31, 2004, were $610,000 and $1,963,000, respectively. These sales figures represent a decrease of 7 percent and an increase of 11 percent over WMS sales for the quarter and nine-month periods ended March 31, 2003. The decrease for the third quarter of fiscal year 2004 compared to the quarter of the prior year is due to sales being stronger than expected in the first half of fiscal 2004. On a fiscal year-to-date basis, sales have increased over last year due to issuance of orders by customers for previously delayed capital expenditures.

WMS' products include the RM3 Renal Preservation System and Oxicom whole blood oximeters. The RM3 is a renal preservation system, which uses pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. WMS' Oxicom series of products are used in catheterization laboratories to measure the oxygen saturation levels of whole blood.

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

Continuing Operations Combined Business

Net sales for the third quarter from continuing operations were $5.3 million compared to $5.0 million for the same quarter one year ago, a 6.8 percent increase. Income from continuing operations, net of tax was $214,000 or $0.09 per share, compared with last year's third quarter loss of $21,000 or ($0.01) per share. Net income for the third quarter of fiscal year 2004 was $169,000 or $0.07 per share, compared to a loss of $53,000 or ($0.02) in the same quarter of the prior year.

For the first nine months of fiscal year 2004, net sales from continuing operations were $16.4 million, a 7.8 percent increase from $15.2 million for the same period of fiscal 2003. Income from continuing operations, net of tax for the nine months ended March 31, 2004 was $1,224,000 or $0.53 per share compared to $177,000 or $0.08 per share for the same period of fiscal year 2003. Net income for the first three quarters of fiscal year 2004 was $1,212,000 or $0.53 per share compared to $165,000 or $0.07 per share in the same period of the last year. Net income per diluted share in the third quarter of FY2004 was $0.07 as compared to ($0.02) in the prior year, and for the nine-month period ended March 31, 2004 was $0.50 compared to $0.07 in the prior year.

During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary into the Company. Waters' Canadian subsidiary net sales for the quarter ended March 31, 2004, were $280,000 compared to $219,000 for the same quarter in 2003. Net sales for the nine-month period ended March 31, 2004, increased to $411,000 from $309,000 during the comparable period of the prior year. Prior to the Company's acquisition of all the remaining shares, the Canadian subsidiary was accounted for under the equity method. Pro forma results for prior periods were not considered material and are therefore not disclosed.

The Company recorded a gain in the third quarter of FY2004 of approximately $290,000 from receipt of Principal Financial Group common stock from Principal Financial Group, which provided insurance products to the Company.

In the second quarter of FY2004, the Company recorded a gain on the sale of its Rochester, Minnesota facility. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester facility. The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale.

Gross profit margins from continuing operations were 35.1 percent for the third quarter of fiscal year 2004, up from 32.5 percent in the prior year's quarter; and 35.3 percent for the nine-month period ended March 31, 2004, down from 36.9 percent in the prior year. The decrease in gross profit margin for the nine-month period resulted primarily from higher input costs, namely plastic resin. The Company believes that the customer price increases implemented during the second half of the fiscal year 2004 will improve gross margins. In addition, the Company believes the November 3, 2003, sale of the Rochester facility and subsequent purchase of the previously leased Ellendale facility will result in further improvements in gross profit margins.

Operating expenses from continuing operations were $1,756,000 for the quarter and $5,140,000 for the nine-month period ended March 31, 2004, representing an increase of $126,000 for the quarter and $12,000 for the nine-month period as compared to the prior year. The increased operating expenses resulted primarily from continued investments in market research to identify growth markets and develop new products. These strategic long-term investments are designed to protect the Company's future financial performance.

Interest expense, principally related to the Company's term debt to finance the acquisition of NCP, amounted to $129,000 during the nine-month period ended March 31, 2004, as compared to $247,000 in the same period of the prior year. The decrease in the interest expense resulted primarily from the Company's refinancing its bank debt in October 2002 from a seven-year term at a 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate as well as the Company's aggressive debt reduction payments. The Company's long-term bank debt has been reduced to $1.0 million as of March 31, 2004, a reduction of $2.4 million since June 30, 2003, allowing the Company to reposition its balance sheet for future growth initiatives.

Interest income earned for the nine-month period ending  March 31, 2004 amounted to $4,000, compared to $36,000 in the same period of the prior year.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 127,187 shares for the quarter ended March 31, 2004, and 112,310 and 111,059 shares for the nine-month periods ended March 31, 2004, and 2003, respectively.  Outstanding stock options for the third quarter ended March 31, 2003, were excluded from the diluted per share data due to the net losses reported in that period.

Liquidity and Capital Resources

The Company's cash balance on March 31, 2004, was $50,000, a decrease of $756,000 from its June 30, 2003, balance of $806,000. The Company's working capital position on March 31, 2004, was $3,854,000, a decrease of 33.4 percent from $5,783,000 on June 30, 2003.

The decrease in the working capital position resulted primarily from a reduction in long-term debt and the acquisition of the Ellendale facility both of which utilized current assets. The Company's long-term bank debt has been reduced to $1.0 million as of March 31, 2004, a $2.4 million reduction since June 30, 2003, allowing the Company to reposition its balance sheet for future growth initiatives.

The Company renewed its $3.0 million bank line of credit on February 2004. Under the terms of the bank's line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than the Wall Street Prime Rate. The effective rate was 3.50 percent on March 31, 2004. The Company had planned borrowings outstanding of $450,000 against its line of credit as of March 31, 2004, to fund seasonal investments in Zareba inventory and accounts receivable.  The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company's bank debt facility will be adequate to meet the Company's foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $63,000 for the third quarter of fiscal year 2004 and $184,000 for the nine-month period ended March 31, 2004. Improvements to manufacturing equipment and purchases of new product tooling comprised the bulk of the third quarter's capital expenditures. The Company estimates that capital expenditures for the remaining quarter of the current fiscal year will be approximately $150,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition. As called for by the agreement, the Company has made payments on its non-compete agreements of $250,000 in both the current year and prior year nine-month periods.

Payments of long-term debt totaled $2,438,000 and $1,131,000 for the nine-months ended March 31, 2004 and 2003, respectively.

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

The table below shows a summary of the Company's remaining contractual cash obligations at March 31, 2004, including the above listed items to the Company's new credit facility and other term debt.

Contractual Obligations

(In thousands)	FY2004	FY2005	FY2006	FY2007	FY2008	After FY2008	Total
Long-term debt	$230	$789	$8	$6	—	—	$1,033
Covenant not-to-compete	0	250	250	250	—	—	750
Operating leases	27	107	107	85	62	36	424
TOTAL	$257	$1,146	$365	$341	$62	$36	$2,207

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company's future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company's new products, as well as general competitive, market and economic conditions; (B) the increase in Zareba Systems' sales, which depends on the cost and success of the Company's development efforts and new products, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (C) continued growth of sales to certain Zareba

Systems customers who purchased store locations from a recently bankrupt former customer of the Company, which depends on actual demand as well as general competition, market and economic conditions; (D) increases in sales and overall efficiency as a result of recent capital expenditures depends on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency; and (E) improved gross margins as a result of customer price increases depend on the reaction of customers to such increases, the overall acceptance and demand for the Company's products, the Company's ability to control expenses effectively and on general economic and competition conditions.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado. Allstate alleges that in June 2002, Messrs. Kuss, Tomczak and Strachan, with the knowledge of Falls Creek Ranch Association, energized an electric fence charger originally sold by the Company to an unknown customer to contain livestock on certain “common” property. A fire was allegedly ignited by the electric fence charger causing substantial damage to homes covered by property insurance issued by Allstate. Allstate alleges negligence relating to the cause of the fire by Messrs. Kuss, Tomczak and Strachan as well as negligence, breach of warranties and strict liability against the Company. Allstate is asking for compensatory damages, costs and expenses, interest and attorneys' fees. Similar claims of several other insurance carriers and homeowners were consolidated into the Allstate lawsuit. The Company is insured with Chubb insurance and intends to contest any liability in the lawsuit. The claims currently made in the consolidated lawsuit materially exceed the Company's insurance coverage. No amounts have been accrued for this matter under SFAS 5.

During the quarter ended March 31, 2004, the Company did not have any additional legal proceedings that were outside of routine litigation, incidental to the business.

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
* Filed herewith.

(b)          Reports on Form 8-K

The Company filed Current Reports on Form 8-K dated November 3, 2003, February 2, 2004, and May 7, 2004, to announce the first, second and third quarter fiscal year 2004 results. In addition, the Company filed a Current Report on March 19, 2004, to announce the sale of its Waters Network Systems division.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Instruments, Inc.

By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
May 13, 2004