Form 10KSB
period 2004-06-30
WATERS INSTRUMENTS INC
filed 2004-09-24
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2004
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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company’s net sales for the fiscal year ended June 30, 2004 were $24,186,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on September 14, 2004 was $11,019,792. The number of shares outstanding of the Company’s Common Stock on September 8, 2004 was 2,395,796.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions E.3), the responses to items 9, 10, 11, 12 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2004.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

INDEX TO FORM 10-KSB

The following documents are filed as part of this report:

PART I

Item 1. Description of Business

A. Business Development

As a customer-focused, market-driven provider of value-added technology solutions, Waters Instruments, Inc. (the Company) designs, manufactures and markets electric fence systems and medical products. During fiscal year 2004, sales were conducted through two principal business units: electric fence systems, d/b/a Zareba Systems; and medical products, d/b/a Waters Medical Systems (WMS). The Company was incorporated in Minnesota in 1960.

In March 2004, the Company sold certain assets of its third reportable segment, Waters Network Systems (WNS) due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies.

On August 6, 2001, Waters purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. The operations of NCP have been consolidated within Waters’ Zareba Systems division.  The acquisition was partially funded with new bank debt financing. At the closing of the purchase, the parties also entered into an Earn-out Agreement that may require the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal year 2003 through 2006 exceed predetermined levels.  The determination of any contingent purchase price is made annually. As of June 30, 2004 and 2003, earn-out payments of $91,000 and $42,000, respectively, were assigned to goodwill based on management’s assessment of operating results. Any future contingent purchase price adjustment resulting from the Earn-out Agreement would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

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

B. Business of Issuer

1) Zareba Systems

Zareba Systems designs, manufactures and sells electric fence systems used for the control or containment of livestock, horses, predators, exotics and lawn and garden nuisance animals. Electric fencing provides a short, safe pulse of electricity on the fence line to create a psychological barrier that trains animals to avoid the fence. An electric fence system consists of an AC, DC or solar-operated fence controller, insulators for the fence posts, poly wire, tape and rope, and a wide range of hardware and accessories. Zareba sales in fiscal year 2004 were 89.4 percent of the Company’s total sales from continuing operations, as compared to 89.5 percent in the prior year.

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

Zareba released several new products during fiscal year 2004, including the PRO Series, a complete line of professional grade electric fence products that target the commercial installer market. In addition, major products released in fiscal year 2004 include an electric fence diagnostic tool and short locater, and a lawn and garden kit that keeps out nuisance animals. Product development in fiscal year 2004 with planned release in fiscal year 2005 includes an electronic automatic gate opener for both residential and farm property use. In addition, Zareba Systems has developed a perimeter security system designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications. These applications include airports, oil refineries, remote utility sites, high value storage sites, correctional facilities as well as other commercial or government buildings and locations.

In fiscal year 2004, one Zareba customer had sales greater than 10 percent of the Company’s total sales. Sales to this customer were $5,307,000.

The Company believes its registered trademarks associated with product branding are of value and include: Zareba, Blitzer, BullDozer, HOL-DEM, International and Red Snap’r. The Company also holds numerous patents in insulator and fence controller designs, which the Company believes positions Zareba Systems as the U.S.A. technology leader in electric fence systems.

In December 2002, the Zareba Systems division moved its poly wire and tape production from Fall River, Massachusetts to Ellendale, Minnesota and closed its Fall River facility. This move consolidated operations and was intended to lower costs and improve customer service and delivery of poly wire and tape products.

The Company sold its Rochester, Minnesota facility in the second quarter of fiscal year 2004. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility. The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. The gain on the sale of the building is reported as a separate component of “Other income (expense)”.

The Zareba Systems division made no significant sales to governmental agencies, and therefore no governmental contracts are subject to renegotiation. Raw materials used in the production of electric fence system products are generally available from a number of suppliers.

2) Waters Medical Systems

Waters Medical Systems (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. The RM3 Renal Preservation System, a two-part kidney preservation system that includes the medical device and disposable cassette, was designed to preserve kidneys prior to transplant, evaluate kidney performance, and to significantly improve post-surgical patient outcomes. The Oxicom family of whole blood oximeters was designed to measure the oxygen saturation of the blood. WMS continues to be the dominant supplier in its two market niches. Sales by WMS in fiscal year 2004 were 10.6 percent of the Company’s total sales from continuing operations compared to 10.5 percent in fiscal 2003.

In June 2002, WMS received ISO 9001:94 certification for manufacturing standards of excellence and EN 46001 for Quality Management System Certification for Medical Devices. WMS’ RM3 renal preservation system and Oxicom systems are CE mark certified, which is a requirement for distributing medical devices in Europe.

In fiscal year 2004, WMS upgraded the RM3 to include a new digital display and initiated the release of new single and double kidney cassettes.

No significant sales of WMS products are made to the United States Government and no such contracts are subject to renegotiation. Although this business unit does not require large working capital funds, accounts receivable can approach two month’s sales due to the slow reimbursement practices of third-party insurers and administrators. Raw materials necessary in the manufacture of this business unit’s products are generally available from a number of suppliers.

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

3) Information as to the Company’s Business as a Whole

During fiscal years 2004 and 2003, the Company spent $795,000 and $668,000 for research and development projects, respectively.

As of June 30, 2004, the Company had a total of 100 employees, with 91 regular full-time employees, as compared to a total of 105 employees, with 93 regular full-time employees the prior year. The decrease in fiscal year 2004 is due primarily to the Company’s efficiency improvements and departmental reorganization as a result of consolidating the operations of NCP into the Company’s Zareba Systems division.

4) Financial Information about Foreign and Domestic Operations and Export Sales

The majority of the Company’s products are sold in the United States, with export sales of $998,000 in fiscal year 2004, compared to $102,000 in fiscal year 2003. Most sales for foreign exports have been made through unrelated foreign and export dealers in major European, Asian, South American and other foreign markets.  During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary in the Company’s financial statements.  Prior to the Company’s acquisition of all remaining shares, the Canadian subsidiary was accounted for under the equity method. After the acquisition, Canadian sales were included in export sales.

Item 2. Properties

The Company currently leases 5,095 square feet of office space in a Plymouth, Minnesota office complex for its corporate headquarters. The lease extends through December 31, 2006, and requires a monthly payment of $3,926. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale Minnesota facility and the sale of the Rochester, Minnesota facility. The purchase eliminated the lease payments of the Ellendale facility as well as reduced operating expenses stemming from idle plant capacity that existed in the Rochester facility. These savings were reduced by the costs of leasing and operating the new 11,000 square foot premise in Rochester, Minnesota, housing certain of the Company’s administrative activities and WMS’s manufacturing facility. The new lease on the Rochester, Minnesota facility continues through February 28, 2009 with a monthly lease payment of $5,146.

The Company had leased 9,685 square feet of office and manufacturing space in Fall River, Massachusetts, a Zareba Systems manufacturing facility. In December 2002, the operations of its poly wire and tape production were moved from Fall River, MA to Ellendale, MN with the intent to lower costs and improve customer service. The Fall River facility was closed in July 2003.

The Company believes that its current facilities are adequate to meet its business needs and that insurance coverage on its properties is adequate.

Item 3. Legal Proceedings

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado.  Similar claims of several other insurance carriers and homeowners were consolidated into the Allstate lawsuit.

An agreement in principle has been reached to resolve the case at no cost to the Company. Documentation of the agreement has been prepared and has been distributed for execution by the parties.

During fiscal year 2004, the Company did not have any legal proceedings that were outside of routine litigation, incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the NASDAQ SmallCap Market under the symbol WTRS.

Stock Price	High	Low	Close
FY2003
First Quarter	$7.09	$4.26	$6.30
Second Quarter	$6.86	$4.46	$4.49
Third Quarter	$4.86	$3.69	$4.04
Fourth Quarter	$5.44	$3.85	$5.23
FY2004
First Quarter	$5.90	$4.20	$4.45
Second Quarter	$8.00	$4.09	$6.69
Third Quarter	$8.52	$5.74	$6.78
Fourth Quarter	$11.95	$5.60	$7.21

Shareholders

As of September 8, 2004 the Company had approximately 505 shareholders of record.

Dividend Summary

At a regularly scheduled meeting on October 21, 2003, the Board of Directors of the Company declared a cash dividend based on fiscal year 2003 operating results. The Company paid the dividend in December 2003 at the rate of $.04 per share, or an aggregate amount of $92,000. The Company also paid a dividend in December 2002 of $.04 per share (adjusted for three-for-two stock split) for an aggregate amount of $91,000. The Company has paid its shareholders annual dividends for 28 of the last 29 years, with the first dividend paid in 1975.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company’s 2004 Annual Meeting of Shareholders.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results from Continuing Operations

Zareba Systems

Zareba Systems’ net sales increased 5.2 percent in fiscal 2004, representing 89.4 percent of total Company sales as compared to 89.5 percent in the prior year. The increased sales resulted primarily from the continued consolidation of the U.S. agricultural retail industry, dominance of Zareba products in the major retail chains, new product releases and consistent quality and delivery. The Company anticipates the purchases of the Company’s electric fence products will continue to increase along with the growth of these large customers.

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

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales increased 5.8 percent in fiscal year 2004 to $2,560,000, contributing 10.6 percent of total Company sales, as compared to $2,419,000 or 10.5 percent of Company sales the prior year. The Company believes the overall increase in WMS sales reflects the easing of delayed capital expenditures.

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

In June 2002, WMS received ISO 9001:94 certification as well as EN 46001 certification, both for quality management system standards.  In June 2004, WMS received CE Marking for its Oxicom® 2100 and 3000 whole blood oximeters which will enable the company to sell the products to the 25 European Union (EU) and three European Free Trade Association (EFTA) member states.  CE Marking on a product is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislations. The CE Mark indicates to government officials that the product may be legally placed on the market in their country and also ensures free movement of the product within the EU single market.  The medical division also received the CE Mark on its RM3 Renal Preservation System, used in the organ transplant business, in 1999.

Combined Business

Net sales from continuing operations for fiscal year 2004 were $24,186,000, an increase of 5.2 percent, compared to $22,984,000 in the prior year. The increased sales resulted primarily from higher customer demand following the uncertainties related to difficult economic conditions of the prior year. Net income for fiscal year 2004 was $1,964,000 or $0.85 per basic share compared to $610,000 or $0.27 per basic share for fiscal year 2003. Contributing to fiscal year 2004 net income were after tax gains, including $185,000 from the receipt and sale of Principal Financial Group common stock and $795,000 from the sale of its Rochester facility. The balance of net income improvement was primarily related to the elimination of operating expenses associated with the Company’s disposed Rochester, Minn. Facility.

The gross profit increased to 38.2 percent of net sales in fiscal year 2004 from 36.6 percent in fiscal 2003, primarily due to the elimination of fixed costs related to the underutilized Rochester facility. The Company anticipates future gross margins will be positively impacted following the sale of this facility and relocation of the remaining offices and operations.

General and administrative expenses were $2,388,000, a decrease of $225,000 compared to prior year’s expense of $2,613,000. The decrease resulted primarily from a reserve the Company had recorded in the prior fiscal year of $150,000 to resolve a WNS customer dispute.

Sales and marketing expenses were $4,153,000, an increase of $136,000 compared to prior year’s expense of $4,017,000. The increase resulted from expanded sales and marketing activities to develop and support the launch of PRO series professional grade fence products, automatic gate openers and new perimeter security systems products.

Research and development expenses were $795,000, an increase of $127,000 compared to the prior year’s expense of $668,000. The increase resulted from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, was $157,000 during fiscal year 2004 as compared to $310,000 in the prior year. The decrease in the interest expense resulted primarily from the Company’s refinancing of its bank debt in October 2002 from a seven-year term at 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate, as well as significant debt reductions, further reducing interest expense.

Interest income earned in fiscal year 2004 was $4,000, compared to $43,000 in fiscal year 2003. Interest income decreased by $39,000 due to the Company using its cash resources to pay down its’ long-term debt.

Contributing to fiscal year 2004 income tax provision were taxes of $103,000 from the sale of Principal Financial Group common stock and $427,000 from the sale of the Company’s Rochester facility. Included in the provision for income taxes in both fiscal years 2004 and 2003 was an engineering and research credit in the amount of $87,000. Under existing tax laws, the Company will no longer benefit from such future credits as this credit was phased out as of June 30, 2004. In fiscal year 2005, the Company projects the effective tax rate at approximate 38%.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 117,779 and 105,791 shares for fiscal years 2004 and 2003, respectively, in computing the diluted per-share data. The increases were a result of the assumed exercise of outstanding management stock options and an employee stock purchase plan.

Principal Financial Group Demutualization

Due to the demutualization of Principal Financial Group, which provided insurance products to the Company, the Company recorded a gain in fiscal year 2004 of approximately $288,000 from the receipt and subsequent sale of 8,095 shares of Principal Financial Group common stock.  The gain realized from the receipt of the Principal Financial Group stock is reported separately as a component of “Other income (expense).”

Gain on Sale of Building

The Company sold its Rochester, Minnesota facility in the second quarter of fiscal year 2004. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility.  The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. This gain on the sale of the building is reported as a separate component of “Other income (expense).”

Discontinued Operation

In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies. Total consideration received was approximately $213,000 in cash. The gain realized on the sale was $3,000, net of tax. The Company accounted for the results of WNS as a discontinued operation in the Company’s financial statements, with sales and other direct expenses having been reclassified out of continuing operations and included in the discontinued operations in the statements of operations.

Liquidity and Capital Resources

The Company’s cash balance was zero on June 30, 2004, a decrease of $806,000 from its balance on June 30, 2003. The Company’s working capital position on June 30, 2004, was $4,463,000, a decrease of 22.8 percent from $5,783,000 on June 30, 2003.

The decreases in cash and working capital from June 30, 2003, resulted primarily from the reduction in long-term debt of $1,941,000, net of proceeds from short-term borrowings in fiscal year 2004, as compared to debt repayment of $1,327,000 in fiscal year 2003. Through such aggressive debt repayment, the Company is working to reposition the balance sheet for future growth initiatives.

Utilizing a like-kind exchange, in the second quarter of fiscal year 2004, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester, Minnesota facility.  The Company recorded a book gain of $1.2 million and a deferred tax gain of $1.1 million on the sale.  The purchase eliminated the lease payments of the Ellendale facility as well as reduced operating expenses stemming from idle plant capacity that existed in the Rochester facility. These savings were offset by the costs of leasing and operating the new premises in Rochester, Minnesota housing the Company’s administrative offices and WMS’ manufacturing facility. The simultaneous acquisition of the Ellendale facility and sale of the Rochester facility resulted in a $1,998,000 use of cash and provided for $1,685,000 in cash proceeds, respectively.

The Company renewed its $3.0 million bank line of credit in February 2004.  Under the terms of the bank’s line of credit, interest is charged on outstanding balances at the rate of one-half of one percent (0.5 percent) less than Wall Street Prime Rate. The effective rate was 3.75 percent on June 30, 2004. From time to time, the Company borrows funds on a short-term basis to fund seasonal working capital needs. The Company’s current interest rate charged under the bank line of credit is less than the 5.0 percent interest charged on the Company’s fixed term debt. Thus, the Company has minimized interest expense by utilizing the bank credit line to fund seasonal working capital requirements. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s current or future bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures. See Note 5 to the Financial Statements for further information.

The Company received proceeds from the sale of common stock of $206,000 in fiscal year 2004, compared to $56,000 in the prior year.

Beginning in 2003 and continuing through 2007, annual installments of $250,000 are required to be paid to two former officers of NCP for a non-compete agreement. At June 30, 2004, a total of $750,000 remains under this obligation.

The following Contractual Obligations table summarizes the Company’s remaining contractual cash obligations at June 30, 2004, including the Company’s credit facility, other term debt and non-cancelable operating lease commitments.

Contractual Obligations

(In thousands)	FY2005	FY2006	FY2007	FY2008	After FY2009	Total
Long-term debt	$789	$9	$6	—	—	$804
Covenant not-to-compete	250	250	250	—	—	750
Operating leases	107	107	85	62	36	397
Total	$1,146	$366	$341	$62	$36	$1,951

Capital expenditures, excluding the incremental cash used with the like-kind exchange of our Rochester and Ellendale buildings, totaled $336,000 during fiscal year 2004, an increase of $66,000 from the prior year. The Company anticipates continued improvements in its overall efficiency and management of the corporation as a result of these capital expenditures.

Critical Accounting Policies

The Company’s critical accounting polices are discussed below.

Revenue Recognition

The Company recognizes revenue upon shipment of its products, FOB shipping point, and has a policy that customers can only return product for warranty claims. The customer orders for all segments are filled upon receipt of the customer’s purchase order. The title for merchandise held for sale by the Company passes to buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor or reseller of the Company’s products.

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

Contingencies

We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. Refer to Item 3 for a description of current legal matters.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption did not have an impact on the Company’s statements of operations, financial position or cash flows.

Forward-Looking Statements and Risk Factors

Certain statements in this report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to (A) the sufficiency of capital, which depends on the Company meeting its expenses and sales projections, the success of the Company’s new products, as well as general competitive, market and economic conditions; (B) improvements in efficiency and management due to recent capital expenditure expenses, which depend on the actual effectiveness and use of such capital purchases; (C) the increase in Zareba’s sales, which depend on the actual purchases from certain large customers as well as the success of the Company’s development efforts and new products, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, and general competition, market and economic conditions; and (D) improvements in gross margin due to expected lower operating expenses related to the sale of a facility and relocation of certain offices and operations, which depends on the actual impact of such facility changes as well as other potential economic factors within or outside the Company’s control.

ITEM 7. FINANCIAL STATEMENTS

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Waters Instruments, Inc.

The management of Waters Instruments, Inc. has prepared and is responsible for the consolidated financial statements and related financial information contained in this report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best judgment and estimates. The other financial data contained in this report is consistent with that in the financial statements.

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

The Audit Committee, composed exclusively of outside directors, meets periodically with the Company’s management and independent registered public accounting firm on financial reporting matters. The independent registered public accounting firm has free access to the Audit Committee and has met with the Committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, was retained to audit Waters’ financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, Waters’ financial position, results of operations and cash flows for the year ended June 30, 2004.

/s/ Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

Minneapolis, Minnesota

August 6, 2004

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Waters Instruments, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Waters Instruments, Inc. and its wholly owned subsidiary at June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

August 6, 2004
except as to Note 5, which is as of September 15, 2004

WATERS INSTRUMENTS, INC.

Balance Sheets

(In thousands)	June 30, 2004	June 30, 2003
Current assets
Cash and equivalents	$—	$806
Trade receivables, net	5,352	5,785
Inventories	3,958	3,598
Prepaid expenses	291	157
Deferred income taxes	273	262
Current assets of discontinued operations	—	205
Total current assets	$9,874	$10,813
Property, plant and equipment	8,039	7,454
Less accumulated depreciation	4,184	4,769
Property, plant and equipment, net	$3,855	$2,685
Intangible and other assets
Goodwill and other intangibles	2,998	2,897
Tradename	2,075	2,075
Investment in affiliate	—	181
Non-compete agreement, net	521	771
Other, net	56	78
Total intangible and other assets	$5,650	$6,002
TOTAL ASSETS	$19,379	$19,500

Current liabilities
Trade payables	$1,855	$2,321
Accrued salaries, wages, and other compensation	614	537
Accrued product warranties	354	400
Other accrued liabilities	594	601
Income taxes payable	228	110
Short-term borrowing	727	—
Current maturities of long-term debt and non-compete agreement	1,039	1,061
Total current liabilities	$5,411	$5,030
Deferred income taxes	543	227
Non-compete agreement, less current maturities	500	750
Long-term debt, less current maturities	15	2,661
Total liabilities	$6,469	$8,668
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $25; authorized: 120,000 shares; issued and outstanding : none	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,350,296 shares (2004), 2,279,174 shares (2003)	235	228
Additional paid-in capital	1,567	1,368
Retained earnings	11,108	9,236
Total stockholders’ equity	$12,910	$10,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,379	$19,500

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Operations

(In thousands, except per share data)	Year Ended June 30
	2004	2003
Net sales	$24,186	$22,984
Cost of goods sold	14,958	14,561
Gross profit	$9,228	$8,423
Operating expenses
General and administrative	2,388	2,613
Sales and marketing	4,153	4,017
Research and development	795	668
Total operating expenses	$7,336	$7,298
Operating income from continuing operations	1,892	1,125
Other income (expense)
Interest income	4	43
Interest expense	(157)	(310)
Gain on sale of building (Note 10)	1,222	—
Gain on demutualization (Note 9)	288	—
Net other income (expense)	(149)	(3)
Income from continuing operations before income taxes	$3,100	$855
Income tax provision	1,124	299
Income from continuing operations	$1,976	$556

Discontinued operations:
(Loss) gain from operations of WNS division, less applicable tax effect	(15)	54
Gain on disposal of WNS division, less applicable income tax effect	3	—
NET INCOME	$1,964	$610

Basic net income per share	$0.85	$0.27
Diluted net income per share	$0.81	$0.26

Weighted average number of shares outstanding – basic	2,311,723	2,272,383
Weighted average number of shares outstanding – diluted	2,429,502	2,378,174

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Stockholders’ Equity

	Common Stock				Total
	Outstanding		Additional Paid	Retained	Stockholders’
(In thousands)	Shares	Amount	In Capital	Earnings	Equity
Balance June 30, 2002	2,259	$226	$1,313	$8,717	$10,256
Net income	—	—	—	610	610
Dividends paid ($.04/share)	—	—	—	(91)	(91)
Issuance of common stock	20	2	55	—	57
Balance June 30, 2003	2,279	$228	$1,368	$9,236	$10,832
Net income	—	—	—	1,964	1,964
Dividends paid ($.04/share)	—	—	—	(92)	(92)
Issuance of common stock	71	7	199	—	206
BALANCE JUNE 30, 2004	2,350	$235	$1,567	$11,108	$12,910

The accompanying notes are an integral part of the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Cash Flows

	Year Ended June 30
(In thousands)	2004	2003
Cash flows provided by operations
Cash received from customers	$25,457	$25,216
Interest received	4	43
Cash provided by operations	$25,461	$25,259
Cash paid to suppliers and employees	22,775	22,438
Taxes paid	699	145
Interest paid	170	289
Cash disbursed from operations	$23,644	$22,872
Net cash provided by operations	$1,817	$2,387
Cash flows provided by (used for) investing:
Acquisition of building	$(1,998)	—
Proceeds from sale of building	1,685	—
Purchase of property and equipment	(336)	(402)
Proceeds from disposal of plant and equipment	23	9
Advances from (to) affiliate	181	118
Acquisition of business, net of cash acquired	(101)	(42)
Net cash used for investing	$(546)	$(317)
Cash flows from financing:
Cash dividend payment	$(92)	$(91)
Proceeds from short-term borrowing	727	—
Proceeds from the sale of common stock	206	56
Payments on non-compete	(250)	(250)
Payments on long-term debt	(2,668)	(1,327)
Net cash (used for) financing	$(2,077)	$(1,612)
Net increase (decrease) in cash and cash equivalents	(806)	458
Cash and cash equivalents - beginning of period	806	348
CASH AND CASH EQUIVALENTS - END OF PERIOD	$-0-	$806

Reconciliation of net income to net cash provided by operations
Net income	$1,964	$610
Depreciation and amortization	949	1,012
Provisions for losses (gain) on accounts receivable	24	(33)
Gain on the disposal of plant and equipment	(3)	46
Gain on disposal of WNS division, before taxes	(4)	—
Gain from sale of building	(1,222)	—
Loss (gain) on investment in equity method investment	—	(17)
Changes in assets and liabilities:
Accounts receivable	409	105
Income taxes receivable	—	271
Inventories	(155)	(375)
Prepaid expenses	(134)	(42)
Deferred income tax	305	—
Other assets	8	1
Accounts payable and accrued expenses	(324)	809
NET CASH PROVIDED BY OPERATIONS	$1,817	$2,387

Supplemental Schedule of Non-cash Investing and Financing Activities
Accrued additional purchase price related to earn-out payment	101	42

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies

Nature of Business

The Company operates two principal business units: Zareba Systems (Zareba), and Waters Medical Systems (WMS). The sales of products from the business units occur principally within the United States. Zareba designs, manufactures and markets electric fence controllers, high tensile fence systems, insulators, poly wire, tape and rope, and accessories for animal control and containment to agricultural cooperatives, mass merchandisers focusing on the retail market, and hardware stores. WMS designs, manufactures and markets organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories. The Company extends credit in the normal course of business and performs ongoing credit evaluations of its customers’ ability to pay, but generally requires no collateral.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Waters Instruments, Inc., and its majority owned subsidiary (collectively, “Waters” or the “Company”). All intercompany accounts and transactions between consolidated entities have been eliminated.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, and trade payables approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s notes payable is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2004, the fair value of the Company’s notes payable approximated their carrying value.

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

Cash Equivalents

All highly liquid investments with maturities of three months or less are considered to be cash equivalents. Generally, the Company’s cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

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

Investment in Affiliate

During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary, Zareba Systems of Canada LTD, and consolidated the subsidiary into the Company’s financial statements.  Prior to the Company’s acquisition of all remaining shares, the Canadian subsidiary was accounted for under the equity method.  Pro forma results for prior periods were not considered material and are therefore not disclosed. The Company’s operations include net sales and other costs and operating expenses of this subsidiary from the second quarter of fiscal year 2004 on.

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

Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during fiscal year 2003 and 2004.

Balance at July 1, 2002	$240,000
Warranty Expense	401,000
Closed Warranty Claims	(241,000)
Balance at July 1, 2003	$400,000

Warranty Expense	351,000
Closed Warranty Claims	(397,000)
Balance at June 30, 2004	$354,000

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

The Company has adopted the disclosure provisions of SFAS No. 123 for employee stock-based compensation.  For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table:

	FY2004	FY2003
Net Income
As reported	$1,964,000	$610,000
Pro forma stock-based compensation cost	$(13,000)	$(30,000)
Pro forma	$1,951,000	$580,000
Basic Earnings per Share
As reported	$0.85	$0.27
Pro forma	$0.84	$0.26
Diluted Earnings per Share
As reported	$0.81	$0.26
Pro forma	$0.80	$0.24

Employee Benefits

The Company has a calendar year-end 401(k) deferred savings plan for all employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During each of the fiscal years ended June 30, 2004 and 2003, the Company expensed $30,000 and $31,000 in matching contributions, respectively.

The Company offers medical insurance to its associates, which it self-insures up to $35,000 per individual and $1,000,000 in aggregate. During the fiscal years ended June 30, 2004 and 2003, the amounts charged to income under this plan were $286,000 and $418,000, respectively.

Revenue Recognition

Customer orders are filled upon receipt of the customer’s purchase order. Sales of the Company are recognized at time of shipment to the customer, FOB shipping point. The title for merchandise held for sale by the Company passes to buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, which most frequently is a wholesale distributor or reseller of the Company’s products.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2004 and 2003 were $603,000 and $706,000, respectively.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Income per Common Share

Basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts are computed similar to basic per share except that the weighted average number of common shares outstanding are increased to include additional shares for the assumed exercise of all potential common stock instruments, unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The number of additional shares is calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended June 30, 2004 and 2003 was to increase the weighted average shares outstanding by 117,779 and 105,791, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of

Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption did not have an impact on the Company’s consolidated statements of operations, financial position or cash flows.

2.     Credit Risks and Concentrations

At June 30, 2004 and 2003, approximately 28 percent and 2 percent, respectively, of the Company’s accounts receivable were due from one customer (see Note 8).  The Company generally requires no collateral from its customers with respect to trade accounts receivable.  The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected ability to collect all accounts receivable. As of June 30, 2004 and 2003, there were no funds in excess of the FDIC insured limits.

3.     Balance Sheet Highlights

Trade Accounts Receivable

Trade accounts receivable consist of the following:

(In thousands)	2004	2003
Trade accounts receivable	$5,421	$5,829
Less allowance for doubtful accounts	(69)	(44)
TOTALS	$5,352	$5,785

Inventories

Inventories consist of the following:

(In thousands)	2004	2003
Raw materials	$2,751	$2,540
Work-in-process	47	13
Finished goods	1,252	1,141
Less reserve for obsolescence	(92)	(98)
TOTALS	$3,958	$3,598

Property, Plant and Equipment

Property, plant and equipment consist of the following:

Major classes of depreciable assets (in thousands)	2004	2003
Land	$205	$128
Building and improvement	1,829	1,522
Machinery and equipment	3,351	3,289
Office furniture	1,433	1,416
Vehicles	91	133
Jigs, dies and fixtures	1,130	966
TOTAL DEPRECIABLE ASSETS	$8,039	$7,454

Major classes of accumulated depreciation (in thousands)	2004	2003
Building and improvements	$32	$1,167
Machinery and equipment	2,426	2,191
Office furniture	1,185	1,063
Vehicles	79	96
Jigs, dies and fixtures	462	252
TOTAL ACCUMULATED DEPRECIATION	$4,184	$4,769

Depreciation & amortization expense (in thousands)
2004	2003
Depreciation expense
$688	$735
Amortization expense
261	277
TOTAL DEPRECIATION & AMORTIZATION EXPENSE
$949	$1,012

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

At June 30, 2004 and June 30, 2003, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.

The non-compete agreement is amortized on a straight-line basis over five years and consists of the following as of June 30, 2004 and 2003:

(in thousands)	June 30, 2004	June 30, 2003
Non-compete	$1,250	$1,250
Less accumulated amortization	(729)	(479)
TOTAL	$521	$771

Amortization expense related to definite lived intangible assets for 2004 and 2003 were $250,000 and $250,000, respectively. Estimated amortization expense of identified intangible assets for the next four years is as follows.

2005	$250,000
2006	$250,000
2007	$21,000
TOTAL	$521,000

5.     Financing

Line of credit:  The Company has a $3,000,000 line of credit with its bank. Borrowings under the line are charged interest equal to one-half of one percent (.50 percent) less than the Wall Street Prime Rate with accounts receivable and inventories used as collateral. The effective rate was 3.75 percent at June 30, 2004. The credit agreement expires November 30, 2004, which the Company plans to renew. Borrowings outstanding under the line of credit at June 30, 2004 were $727,000.

Due to the Company’s early repayment of long-term debt during fiscal year 2004 to reposition the balance sheet for future growth initiatives, the Company’s current bank covenant ratio was breached. To prepare for a new facility, the line was fully paid and canceled on September 7, 2004. The Bank has agreed to waive this violation of the Agreement from June 30, 2004 through the payoff date.

Bank note payable:  In 2002, the Company obtained a $5,200,000 term loan with the same bank. The renegotiated term loan originally was scheduled to expire on June 30, 2007, with interest on this term loan payable monthly at the rate of 5.0 percent paid in monthly installments of $79,760. This term loan was collateralized by substantially all assets of the Company. The terms of the bank note required the Company to meet certain financial ratios and covenants. This note was fully paid and canceled on September 7, 2004.

Notes payable:

(In thousands)	FY2004	FY2003
Note payable to bank	$781	$3,438
Short-term borrowings	727	—
Covenant not-to-compete with former shareholders	750	1,000
Other	23	34
	$2,281	$4,472
Less current maturities and short-term borrowings	1,766	1,061
TOTALS	$515	$3,411

Future minimum principal payments on long-term debt for the next three years are approximately as follows.

(In thousands)
2005	$1,766
2006	$259
2007	$256
TOTAL	$2,281

6.     Income Taxes

Domestic and foreign income before provision for income taxes from continuing operations consist of the following:

(In thousands)	2004	2003
Domestic	$2,995	$855
Foreign	105	—
Total	$3,100	$855

The income tax provision charged to continuing operations for the years ended June 30, 2004 and 2003 includes the following components:

(In thousands)	2004	2003
Current:
US federal	$710	$256
State	69	22
Foreign	40	—
Total current	$819	$278
Deferred:
US federal	$280	$(14)
State	25	35
Total deferred	305	21
TOTAL PROVISION	$1,124	$299

Income tax expense (benefit) in the financial statements are as follows:

(In thousands)	2004	2003
Continuing operations	$1,124	$299
Discontinuing operations	(6)	29
Total income tax expense	$1,118	328

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2004 and 2003 due to the following.

(In thousands)	2004	2003
Income tax expense at statutory rates	$1,054	$291
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	59	65
Research and development tax credits	(62)	(62)
Other	73	5
TOTAL	$1,124	$299

The 2004 and 2003 income tax reconciliation excludes the impact of the income tax expenses (benefit) included in the discontinued operations which was included in the loss from discontinued operations.

Net deferred tax assets consist of the following components as of June 30, 2004 and 2003.

(In thousands)	2004	2003
Deferred tax assets
Employee benefits	$81	$75
Inventory and receivable allowances	65	43
Warranty and contingency reserves	127	144
Non compete payable	175	115
Total deferred tax assets	$448	$377
Deferred tax liabilities
Property and equipment	718	342
Total deferred tax liabilities	$718	$342
NET DEFERRED TAX ASSETS (LIABILITY)	$(270)	$35

The components giving rise to the net deferred tax assets (liability) described above have been included in the Company’s Balance Sheets as of June 30, 2004 and 2003 as follows.

(In thousands)	2004	2003
Current assets	$273	$262
Non-current liabilities	(543)	(227)
NET DEFERRED TAX ASSETS (LIABILITY)	$(270)	$35

7.     Stockholders’ Equity

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

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rate of 1.25 percent; price volatility of 73 percent, risk-free interest rate of 4.2 percent and an expected life of 10 years. Thirty-five thousand twenty-five (35,025) options were granted in 2004 and no options were granted in 2003.

A summary of the status of the stock option plan at June 30, 2004 and 2003, and changes during the years ended on those dates are as follows.

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	270,600	$3.03	278,100	$2.98
Granted	35,025	$5.70	-0-	$.00
Exercised	(59,650)	$2.73	(7,500)	$1.42
Expired	-0-	$.00	-0-	$.00
Outstanding, end of year	245,975	$3.48	270,600	$3.03
Exercisable at end of year	215,743		270,600
Weighted-average fair value per share of options granted during the year		$4.32		N/A

As of June 30, 2004, the options outstanding have a weighted average remaining contractual life of 5.0 years, and exercise prices and unexercised options as follows:

Exercise Price	Shares	Average Contractual Life

$1.42	45,500	.8 years
$4.58	30,150	3.3 years
$3.83	28,500	3.6 years
$2.67	10,050	4.3 years
$3.63	25,875	4.6 years
$4.00	25,875	5.6 years
$2.67	45,000	6.7 years
$4.52	5,025	9.3 years
$5.90	30,000	9.7 years
TOTAL	245,975

In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85 percent of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2004 and 2003, were 11,472 and 12,207, respectively.

8.     Industry Segments and Significant Customers

The Company’s two reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and manufacturing processes.

Operating income is total net sales less operating expenses, excluding interest and general corporate expenses. The Company did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, cash equivalents and building costs. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

(In thousands)	FY2004	FY2003
Net sales:
Zareba Systems	$21,626	$20,565
Waters Medical Systems	2,560	2,419
TOTAL	$24,186	$22,984
Operating income:
Zareba Systems	$1,165	$442
Waters Medical Systems	727	683
TOTAL	$1,892	$1,125
Income tax provision:
Zareba Systems	$405	$155
Waters Medical Systems	254	239
Corporate	465	(95)
TOTAL	$1,124	$299
Capital expenditures:
Zareba Systems	$232	$353
Waters Medical Systems	24	10
Corporate	80	39
TOTAL	$336	$402

(In thousands)	FY2004	FY2003
Depreciation and amortization:
Zareba Systems	$797	$813
Waters Medical Systems	14	17
Corporate	138	182
TOTAL	$949	$1,012
Identifiable assets:
Zareba Systems	$15,528	$15,787
Waters Medical Systems	950	784
Corporate	2,901	2,724
TOTAL	$19,379	$19,295

Significant customers:  (sales greater than 10 percent of net sales)

	FY2004	FY2003
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$5,307	$4,653

Accounts receivable from this customer totaled $1.5 million and $110,000 at June 30, 2004 and 2003, respectfully.

Geographic information:

(In thousands)	FY2004	FY2003
Net sales
United States	$23,188	$22,882
Other regions	998	102
TOTAL NET SALES	$24,186	$22,984
Long-lived assets
United States	$9,505	$8,506
Other regions	-0-	181
TOTAL LONG-LIVED ASSETS	$9,505	$8,687

9. Principal Financial Group Demutualization

Due to the demutualization of Principal Financial Group, which provided insurance products to the Company, the Company recorded a gain in fiscal year 2004 of $288,000 from the receipt and subsequent sale of 8,095 shares of Principal Financial Group common stock. The gain realized from receipt of the Principal Financial Group stock is reported separately as a component of “Other income (expense)”.

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

11. Discontinued Operation

 In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies. Total consideration received was approximately $213,000 in cash. The gain realized on the sale was $3,000, net of tax. The Company accounted for the results of WNS as a discontinued operation in the Company’s financial statements, with sales included in the discontinued operations in the condensed consolidated statements of operations. The results of the discontinued operations do not reflect any interest expense or administrative overhead. In addition, the assets and liabilities of WNS are reported separately in the Balance Sheets on June 30, 2004 and June 30, 2003. Prior year financial statements have been restated to present the WNS as a discontinued operation.

Waters Network Systems (in thousands)	June 30, 2004	June 30, 2003
Net sales	$814	$1,922
Operating loss	$(23)	$(48)

12. Commitments and Contingencies

The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through June 30, 2011. Future minimum lease payments for the next four years are approximately as follows.

(In thousands)	Annual Lease
2005	$107
2006	107
2007	85
2008	62
Thereafter	36
TOTAL	$397

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 (a) Identification

The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name

Age

Position

First Became An Officer

Jerry W. Grabowski	52	President, Chief Executive Officer and Director	1993
Gregory J. Anshus	47	Vice President of Finance, Chief Financial Officer and Treasurer	1996

The following information is presented as to the business experience of each executive officer during the past five or more years.

Mr. Grabowski was elected President, Chief Executive Officer, and a member of the Company’s Board of Directors in August 1993. He was also elected Chief Financial Officer and Treasurer in January 1995 and served until his successor, Gregory J. Anshus, was elected on October 22, 1996. From 1988 until joining the Company, Mr. Grabowski was employed as General Manager of Onan Power/Electronics Division of the Cummins Engine Company.

Mr. Anshus was elected Chief Financial Officer and Treasurer in October 1996. Since joining the Company in October 1991, he served in various accounting positions in the Company. From October 1994 until his election, Mr. Anshus served as Controller of the Company. Until joining the Company, Mr. Anshus served as Controller of B&F Companies.

(b) Additional Information

Additional information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

The Company’s equity compensation plans as of June 30, 2004 are as follows.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders	245,975	$3.48	471,525	(1)
Not approved by security holders	0	$0	0
TOTAL	245,975	$3.48	471,525

(1) Includes 222,150 shares available for issuance under the Company’s 1997 Associates Stock Purchase Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See Exhibit Index following the signature page of this report.

(b)           Reports on Form 8-K

The Company filed Current Reports on Form 8-K dated November 3, 2003, February 2, 2004, and May 7, 2004, to announce the first, second and third quarter fiscal year 2004 financial results. In addition, the Company filed a Current Report on March 19, 2004, to announce the sale of its Waters Network Systems division.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 20, 2004.

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

Signature

Title

Date

/s/ Jerry W. Grabowski	President, Chief Executive Officer, (Principal Executive Officer) and Director	September 20, 2004
Jerry W. Grabowski

/s/ Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 20, 2004
Gregory J. Anshus

/s/ William R. Franta	Director	September 20, 2004
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 20, 2004
John A. Grimstad

/s/ Eugene W. Courtney	Director	September 20, 2004
Eugene W. Courtney

EXHIBIT INDEX FOR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2004

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1989.
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

10.10

Purchase Agreement dated July 11, 2003 by and between Kevin Swanson, Buyer, and Waters Instruments, Inc., Seller, relating to the sale and purchase of property at 2411 7th Street, N.W., Rochester, MN, along with Assignment of Purchase Agreement dated October 21, 2003 between Kevin Swanson and JES Enterprises of Rochester LLC and an Amendment to the Purchase Agreement dated October 28, 2003 between Seller and Buyer incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB/A-1 for the fiscal quarter ended December 31, 2003.

10.11

Restated Lease and Option to Purchase Agreement originally dated originally dated August 6, 2001 and amended and restated on October 15, 2002, by and between B&L Rentals, LLC (Landlord) and Waters Instruments, Inc. (Tenant), along with Termination of Lease Agreement dated November 3, 2003 by and between Landlord and Tenant incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB/A-1 for the fiscal quarter ended December 31, 2003.

10.12

Lease dated January 13, 2004 by and between 1620 Industrial Drive LLC and Waters Instruments, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB/A-1 for the fiscal quarter ended December 31, 2003.

10.13*	Line of Credit Agreement between Waters Instruments, Inc. and Wells Fargo Bank, N.A. dated August 6, 2001, as amended on January 1, 2003, December 6, 2003 and January 31, 2004.
10.14*	Asset Purchase Agreement dated March 19, 2004 by and between Waters Network Systems, LLC and Waters Instruments, Inc.
21.1*	List of Subsidiaries
23.1*	Independent Auditor’s Consent.
24.1*	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad and Eugene W. Courtney (included on the signature page of this Form 10-KSB).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Indicates a management compensatory plan.	* Filed herewith.