Form 10QSB
period 2004-09-30
WATERS INSTRUMENTS INC
filed 2004-11-15
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended
September 30, 2004
Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55445   (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the Company’s Common Stock on November 5, 2004 was 2,395,796.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WATERS INSTRUMENTS, INC.

Statements of Operations

(Unaudited)

	For the three months Ended September 30,
(In thousands, except per share data)	2004	2003
Net sales	$6,666	$6,692
Cost of goods sold	4,017	4,209
Gross profit	$2,649	$2,483
Operating expenses
General and administrative	616	559
Sales and marketing	1,082	1,010
Research and development	305	154
Total operating expenses	2,003	1,723
Operating income (loss) from continuing operations	$646	$760
Other income (expense), net
Interest income	1	2
Interest expense	(50)	(57)
Other income, net	(10)	12
Income from continuing operations before income taxes	$587	$717
Income tax provision	213	251
Income from continuing operations	$374	$466

Discontinued operations:
Gain from operations of WNS division, less applicable tax effect	$—	$57
NET INCOME	$374	$523

Basic net income (loss) per share from continuing operations	$0.16	$0.20
Diluted net income (loss) per share from continuing operations	$0.15	$0.20

Basic net income (loss) per share	$0.16	$0.23
Diluted net income (loss) per share	$0.15	$0.22

Weighted average number of shares outstanding – basic	2,365,133	2,279,174
Weighted average number of shares outstanding – diluted	2,476,997	2,376,173

See notes to the financial statements.

WATERS INSTRUMENTS, INC.

Balance Sheets

(In thousands)	September 30, 2004	June 30, 2004
	(Unaudited)
Current assets
Cash and equivalents	$899	$—
Trade receivables, net	5,597	5,352
Inventories	7,309	3,958
Prepaid expenses	319	291
Deferred income taxes	273	273
Total current assets	$14,397	$9,874
Property, plant and equipment	9,162	8,039
Less accumulated depreciation	(4,352)	4,184
Property, plant and equipment, net	$4,810	$3,855
Other assets
Goodwill	7,129	2,998
Trademarks	2,593	2,075
Customer Relationships	1,013	—
Non-compete agreement, net	458	521
Other, net	567	56
Total intangible and other assets	$11,760	$5,650
TOTAL ASSETS	$30,967	$19,379

Current liabilities
Trade payables	$2,155	$1,855
Accrued salaries, wages, and other compensation	513	614
Accrued product warranties	354	354
Other accrued liabilities	1,555	594
Income taxes payable	1,271	228
Short-term borrowing	500	727
Current maturities of long-term debt	1,533	1,039
Total current liabilities	$7,881	$5,411
Deferred income taxes	1,180	543
Non-compete agreement	250	500
Long-term debt, less current maturities	8,308	15
Total liabilities	$17,619	$6,469

Stockholders’ equity
Preferred stock, par value $25; authorized: 120,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.10 per share; authorized: 7,500,000 shares; issued and out- standing: 2,395,796 shares at Sept. 30, 2004 and 2,350,296 shares at June 30, 2004	240	235
Additional paid-in capital	1,626	1,567
Retained earnings	11,482	11,108
Total stockholders’ equity	$13,348	$12,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,967	$19,379

See notes to the financial statements.

WATERS INSTRUMENTS, INC.

Statements of Cash Flow

(Unaudited)

For the three months Ended September 30
(In thousands)	2004	2003
Cash flows provided by operations
Cash received from customers	$7,779	$8,254
Interest received	—	2
Cash provided by operations	$7,779	$8,256
Cash paid to suppliers and employees	6,459	6,209
Taxes paid	169	228
Interest paid	72	109
Cash disbursed from operations	$6,700	$6,546
Net cash provided by operations	$1,079	$1,710
Cash flows provided by (used for) investing:
Purchase of property and equipment	(156)	(43)
Proceeds from disposal of plant and equipment	—	14
Acquisition of business, net of cash acquired	(8,548)	—
Advances from affiliate	—	71
Net cash provided by (used for) investing	$(8,704)	$42
Cash flows from financing:
Proceeds from long-term borrowing	8,864	—
Proceeds from the sale of common stock	65	—
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(155)	(198)
Net cash provided by (used for) financing	$8,524	$(448)
Net increase in cash and cash equivalents	899	1,304
Cash and cash equivalents - beginning of period	—	806
CASH AND CASH EQUIVALENTS - END OF PERIOD	$899	$2,110

Reconciliation of net income to net cash provided by operations
Net income	$374	$523
Depreciation and amortization	250	252
Deferred income taxes	—	0
Allowance for doubtful accounts - provisions (recoveries)	—	(3)
Gain on disposal of plant and equipment	—	(4)
Gain on investment in equity method investment	—	(17)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,113	1,067
Tax receivable	—	—
Inventories	(215)	461
Prepaid expenses	—	(37)
Other assets	(56)	—
Accounts payable and accrued expenses	(387)	(532)
NET CASH PROVIDED BY OPERATIONS	$1,079	$1,710

Supplemental Schedule of Investing and Financing Activities
Business acquisition
Fair value of assets acquired, less cash acquired	$6,127
Purchase price assigned to goodwill trademarks
and customer relationships	$5,661
Assumed accounts payable and accrued expenses	$(3,241)
Assumed long-term debt	$(9,055)
CASH PURCHASE PRICE, NET OF CASH ACQUIRED	$508

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

Waters Instruments, Inc. (the Company) prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2004, and the Fiscal Year 2004 Annual Report.

1. Summary of Significant Accounting Policies

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have slightly changed as indicated in the pro forma table below.

	For the three months Ended September 30
	FY2005	FY2004
Net Income
As reported	$374,000	$523,000
Less pro forma stock-based compensation cost	(11,000)	—
Pro forma	$363,000	$523,000
Basic Earnings per Share
As reported	$0.16	$0.23
Pro forma	$0.15	$0.23
Diluted Earnings per Share
As reported	$0.15	$0.22
Pro forma	$0.15	$0.22

2. Revenue Recognition

Customer orders for all segments are filled upon receipt of the customer’s purchase order. Sales of the Company’s products are recognized at the time of shipment to the customer, FOB shipping point. The title for merchandise held for sale by the Company passes to the buyer FOB shipping point via a third party carrier. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturer representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, who most frequently is a wholesale distributor or reseller of the Company’s products.

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows (in thousands):

Balance as of June 30, 2004	$2,998
Goodwill acquired during the period	4,131
Balance as of September 30, 2004	$7,129

The changes in the carrying amount of indefinite lived intangible assets for the three months ended September 30, 2004 are as follows (in thousands):

Balance as of June 30, 2004	$2,075
Trademarks acquired during the period	518
Balance as of September 30, 2004	$2,593

 Intangible assets subject to amortization were as follows (in thousands):

	September 30, 2004			June 30, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Customer Relationships	$1,013	$0	$1,013	$0	$0	$0
Non-compete	1,250	792	458	1,250	729	521
	$2,263	$792	$1,471	$1,250	$729	$521

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven year useful life has been assigned to the acquired customer relationships and five year useful life for the non-compete.

The estimated future amortization expense for identified intangible asset is as follows (in thousands):

2005	$296
2006	395
2007	166
2008	145
2009	145
Thereafter	324
$1,471

4. Inventories

Inventories consisted of the following.

(In thousands)	Sept. 30, 2004	June 30, 2004
Unaudited
Raw materials	$5,552	$2,751
Work-in-process	283	47
Finished goods	1,629	1,252
Less reserve for obsolescence	(155)	(92)
TOTALS	$7,309	$3,958

5. Industry Segments and Significant Customers.

The Company’s two reportable industry segments are strategic business units that provide different products and are managed separately as each requires different technology and manufacturing processes. In March 2004, the Company sold certain assets of its third reportable segment, Waters Network Systems (WNS) due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies.

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

	For the three months Ended September 30
(In thousands)	FY2005	FY2004
	Unaudited
Net sales:
Zareba Systems	$6,114	$5,981
Waters Medical Systems	552	711
TOTAL	$6,666	$6,692

Operating income:
Zareba Systems	$474	$472
Waters Medical Systems	172	288
TOTAL	$646	$760

Income tax provision:
Zareba Systems	$172	$348
Waters Medical Systems	62	113
Corporate	(21)	(210)
TOTAL	$213	$251

Capital expenditures:
Zareba Systems	$81	$42
Waters Medical Systems	45	1
Corporate	30	—
TOTAL	$156	$43

Depreciation and amortization:
Zareba Systems	$216	$207
Waters Medical Systems	3	5
Corporate	31	40
TOTAL	$250	$252

Identifiable assets:
Zareba Systems	$28,540	$13,957
Waters Medical Systems	1,111	900
Corporate	1,316	3,497
TOTAL	$30,967	$18,354

Significant customers:  (sales greater than 10 percent of net sales)

	For the three months Ended September 30
(In thousands)	FY2005	FY2004
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$1,724	$1,738

Geographic information:

	For the three months Ended September 30
(In thousands)	FY2005	FY2004
Net sales
United States	$6,282	$6,583
Other regions	384	109
TOTAL NET SALES	$6,666	$6,692

Long-lived assets
United States	$9,470	$8,414
United Kingdom	7,100	—
TOTAL LONG-LIVED ASSETS	$16,570	$8,414

6. Acquisition of Rutland Electric Fence Company Ltd.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd., a manufacturer and distributor of electronic fencing equipment which is located in Oakham, United Kingdom (U.K.).  Under the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of £5,850,000 (approximately $10.5 million) plus or minus other adjustments that will be determined after certain audit procedures are performed on the closing balance sheet. The transaction was funded by a loan to Zareba Systems Europe from the Bank of Scotland in the approximate amount of $3,985,200, combined with a new loan to Waters from Wells Fargo Business Credit, Inc. in the amount of $5,130,000, and a cash investment by Waters of $900,000. The assets and liabilities acquired were recorded at their estimated fair values on the date of acquisition.

The Company also incurred estimated direct acquisition costs of $508,000 resulting in a total estimated purchase price of $11,788,000, less acquired cash.  A third-party valuation firm assisted the Company with its valuation of identifiable intangible assets and has issued its draft report thereon. The preliminary allocation of purchase price is as follows:

(in thousands)
Estimated net tangible assets acquired, less acquired cash	$6,127
Estimated fair value of customer relationships	$1,013
Estimated fair value of trademark	$518
Estimated fair value of goodwill	$4,130
Estimated total purchase price (including acquisition costs)	$11,788

Until the final valuation report is issued, the closing balance sheet audit completed, and acquisition costs and adjustments to purchase price finalized, the total purchase price and related allocations, particularly intangibles and goodwill, remain preliminary and subject to change.

Operating results of the acquired companies were included in our consolidated financial statements from the date of acquisition.  This acquisition is expected to strengthen our product offerings in the security and perimeter electric fence markets.

Rutland has 55 employees and annual sales of approximately $9 million. Rutland will continue its operations in its existing Oakham, England and Brechin, Scotland facilities.

The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations.

The following are unaudited pro forma operating results as if the acquisition had taken place at July 1, 2003.

	For the quarters ended Sept 30,
(in thousands)	2004	2003
Net sales	$8,661	$8,326
Income from continuing operations	$580	$504

7.   Dividend Declaration

On November 3, 2004, the Board of Directors of the Company approved a cash dividend of $0.04 per share of the Company’s common stock based on fiscal year 2004 operating results.  A total of approximately $96,000 will be paid on December 17, 2004 to shareholders of record on November 17, 2004. The Company has paid its shareholders annual dividends on its common stock for 29 of the last 30 years.

8.   Bank Debt Disclosure

United States Financing

The Company eliminated the previous Wells Fargo (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new WF credit facility for the September 27, 2004 acquisition of Rutland Electric Fencing Company Ltd shares.  The WF credit facility secured by the Company included an aggregate credit limit of $8.2 million consisting of revolving credit up to $6 million and term credit up to $2.2 million. Under this credit facility, the Company borrowed $5.13 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement is for three years renewable on an annual basis thereafter. The effective interest rate was 5.25 percent on September 30, 2004. WF charges a fee of 0.25 percent on the unused portion of the credit facility.

United States Bank Debt as of September 30, 2004

(In thousands)	FY2005
Note payable to bank	$5,589
Short-term borrowings	500
$6,089
Less current maturities and short-term borrowings	(1,663)
TOTALS	$4,426

Future minimum principal payments on U.S. long-term debt are approximately as follows.

(In thousands)
2005	$1,663
2006	$1,663
2007	$1,663
2008	$1,100
TOTAL	$6,089

United Kingdom Financing

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland Electric Fence Company Ltd shares. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a 5-year term. On September 30, 2004 the effective interest rate was 6.875 percent. BoS charges an arrangement fee equivalent to 1 percent of the loan and overdraft facility.

United Kingdom Bank Debt as of September 30, 2004

(In thousands)	FY2005
Note payable to bank	$3,982
Short-term borrowings	—
$3,982
Less current maturities and short-term borrowings	(405)
TOTALS	$3,577

Future minimum principal payments on U.K. long-term debt are approximately as follows.

(In thousands)
2005	$405
2006	$848
2007	$905
2008	$966
Thereafter	$858
TOTAL	$3,982

Both Wells Fargo and the Bank of Scotland credit facilities are collateralized by collateral of the Company in their respective localities.

9.  Discontinued Operation

In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies. The Company accounted for the results of WNS as a discontinued operation in the Company’s financial statements, with sales included in the discontinued operations in the condensed consolidated statements of operations.  The results of the discontinued operations do not reflect any interest expense or administrative overhead. In addition, the assets and liabilities of WNS are reported separately in the Balance Sheets on September 30, 2004 and June 30, 2004.

Waters Network Systems
	For the three months Ended September 30
(In thousands)	FY2005	FY2004
Net sales	—	$501
Operating income	—	$88
Income tax provision	—	$(31)
Identifiable assets	—	$689

10.  New Accounting Pronouncement

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance related to multiple element revenue arrangements contained in SAB 101, resulting from the issuance of Emerging Issues Task Force (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB 101 that had been codified in Securities and Exchange Commission Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Since the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

11.  Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first quarter of fiscal year 2005.

Balance at July 1, 2004	$354,000
Warranty Expense	105,000
Closed Warranty Claims	(105,000)
Balance at September 30, 2004	$354,000

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Net sales from continuing operations for the quarter ended September 30, 2004, were $6,666,000, as compared to $6,692,000 in the same period of the prior year.

Zareba Systems

Zareba Systems (Zareba) net sales for the quarter ended September 30, 2004, were $6,114,000, an increase of 2 percent from the prior year’s first fiscal quarter. The Company continues to strengthen its customer base, expand its product offering and cross-sell new products to preexisting customers.

On September 27, 2004, the Company completed the acquisition of Rutland Electric Fencing Company Ltd. (REFC) in accordance with FAS No. 141, Business Combinations. Financial results from the new subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), are included in the Company’s consolidated financial statements since the date of acquisition. The inclusion of four days REFC’s results of operations contributed $135,000 in net sales for the quarter. The subsidiary is the largest manufacturer of electric fencing products in the United Kingdom, with headquarters and manufacturing facilities located in Oakham, Rutland, U.K., and a warehouse in Brechin, Angus, Scotland.

During the first quarter of fiscal year 2005, the Company announced its new proprietary perimeter security system for its Zareba Systems division. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government buildings. The perimeter security systems are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company. Orders are being accepted starting in the third quarter of fiscal year 2005.

In addition, a line of electric gate opener kits and accessories was launched in early fiscal year 2005 that will target the do-it-yourself market. The gate opener kits are an extension of the current Zareba product line and will be sold through existing retail channels as well as through Zareba Systems Europe. It is also anticipated to have applications in the perimeter security market.

The Company believes that Zareba’s sales will continue to grow, provided that the general economic conditions continue to improve and consolidation of the U.S. agricultural retail industry continues, spurred on by the Company’s new product development, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter ended September 30, 2004, were $552,000, a decrease of $159,000 from the $711,000 sales for the same quarter in the prior year. The decrease is primarily due to sales being stronger than expected in the first half of fiscal year 2004 due to issuance of orders by customers that had previously delayed capital expenditures.

WMS’ products include the RM3 Renal Preservation System and Oxicom whole blood oximeters. The RM3 is a renal preservation system, which uses pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. WMS’ Oxicom series of products are used in catheterization laboratories to measure the oxygen saturation levels of whole blood.

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

In October 2004, WMS received ISO 13485:1996 certification for quality medical management systems standards and EN 46001 certification for quality management system standards. WMS also has CE Marks on both its RM3 and Oxicom products, a requirement to market products in Europe. CE Marking on a product is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislations.

Combined Business

Net sales for the first quarter from continuing operations were $6.7 million, comparable to the first quarter sales of the prior year. Income from continuing operations was $374,000 or $0.16 per share, compared with last year’s first quarter of $466,000 or $0.20 per share. Net income for the first quarter of fiscal year 2005 was $374,000 or $0.16 per share, compared to $523,000 or $0.23 in the same quarter of last year. In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and pursuant to the Company’s decision that further investments in the division were not consistent with the Company’s strategies. The Company has accounted for the results of Waters Network Systems as a discontinued operation in the Company’s financial statements.

Gross profit margins from continuing operations were 39.7 percent for the first quarter of fiscal year 2005, an increase from 37.1 percent in the prior year’s quarter. The increase in gross profit margin for the three-month period resulted primarily from the reduction in both fixed overhead costs and idle manufacturing capacity following the November 3, 2003, sale of the Rochester facility and its associated subsequent purchase of the previously leased Ellendale facility.

General and administrative expenses were $616,000 for the first quarter of fiscal year 2005, an increase of $57,000 as compared to the $559,000 expense in same period of the prior year. The increase resulted from the acquisition of Rutland Electric Fence Company Ltd.

Sales and marketing expenses were $1,082,000 for the quarter ended September 30, 2004, an increase of $72,000 when compared to $1,010,000 for the same period in the prior year. The increase resulted primarily from expanded sales and marketing activities to develop and support the launch of PRO Series professional grade fence products, automatic gate openers and new perimeter security systems products.

Research and development expenses were $305,000 for the first quarter, an increase of $151,000 compared to the expenses of the same period of the prior year of $154,000. The increase resulted from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems.  The Company’s long-term investments are designed to protect and enhance our future financial performance.

Interest expense, principally related to the Company’s term debt to finance the acquisition of NCP, was $50,000 during the quarter ended September 30, 2004, as compared to $57,000 in the same period of the prior year. The decrease in the interest expense resulted primarily from the Company’s refinancing its bank debt in October 2002 from a seven-year term at a 7.5 percent interest rate to a three-year term at a 5.0 percent interest rate as well as the Company’s aggressive debt reduction payments. The Company’s long-term bank debt had been reduced allowing the Company to reposition its balance sheet for the Rutland Electric Fencing Company Ltd. acquisition on September 27, 2004.

Interest income earned for the quarter ending September 30, 2004 was $1,000, compared to $2,000 in the same quarter of the prior year.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 111,864 and 96,999 shares for the quarter ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

The Company’s cash balance on September 30, 2004, was $899,000, an increase of $899,000 from June 30, 2004. The Company’s working capital position on September 30, 2004, was $6,516,000, an increase of $2,053,000 from $4,463,000 on June 30, 2004.

The increase in cash and working capital position resulted primarily from the September 27, 2004 acquisition of Rutland Electric Fencing Company Ltd (Rutland). The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of the new subsidiary are included the Company’s consolidated financial statements since the date of acquisition.

In September 2004, the Company eliminated the previous Wells Fargo (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new WF credit facility for the September 27, 2004 acquisition of Rutland Electric Fencing Company Ltd shares.  The WF credit facility secured by the Company included an aggregate credit limit of $8,200,000 consisting of revolving credit up to $6,000,000 and term credit up to $2,200,000. Under this credit facility, the Company borrowed $5,130,000 for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement is for three years renewable on an annual basis thereafter. The effective interest rate was 5.25 percent on September 30, 2004. WF charges a fee of 0.25 percent on the unused portion of the credit facility.

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland shares.  Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a 5-year term. On September 30, 2004 the effective interest rate was 6.875 percent. BoS charges an arrangement fee equivalent to 1 percent of the loan and overdraft facility.

Both Wells Fargo and the Bank of Scotland credit facilities are secured by collateral of the Company in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $156,000 for the first quarter of fiscal year 2005, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company estimates that capital expenditures for the remaining fiscal year will be approximately $450,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition. As called for by the agreement, the Company has made three of the scheduled payments on its non-compete agreements of $250,000 in the current year and prior two fiscal years.

The table below shows a summary of the Company’s remaining contractual cash obligations at September 30, 2004, including the above listed items to the Company’s new credit facility and other term debt.

Contractual Obligations-United States

(In thousands)	FY2005	FY2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$1,621	$1,671	$1669	$230	$230	$688	$6,109
Covenant not-to-compete	0	250	250	—	—	—	500
Operating leases	81	107	85	62	36	—	371
TOTAL	$1,702	$2,028	$2,004	$292	$266	$688	$6,980

Contractual Obligations-United Kingdom

(In thousands)	FY2005	Y2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$270	$840	$896	$956	$1,020	$—	$3,982
Operating leases	194	259	259	259	259	4,730	5,960
TOTAL	$464	$1,099	$1,155	$1,215	$1,279	$4,730	$9,942

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The allowance for doubtful accounts is an estimate based on specifically identified accounts. The Company evaluates specific accounts where information that the customer may have an inability to meet its financial obligations is known. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  If circumstances change, the Company’s estimates of the recoverability of amounts due could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Amortization of Intangible Assets

Non-compete agreements are amortized on a straight-line basis over five years. Intangible assets are amortized on a basis that corresponds to the Company’s projections of future cash flows directly related to these intangible assets. The estimates that are included in its projection of future cash flows are based on the best available information at the time of the determination of useful life and amortization method. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Under SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets (trade names) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would reduce the fair value of an entity below its carrying value. Prior to July 1, 2002, the Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate additional impairment charges that reduce the carrying value of goodwill.

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products and the impact of the Rutland acquisition, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales, which depends on the cost and success of the Company’s development efforts and new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; and (c) increases in sales and overall efficiency as a result of recent capital expenditures depends on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2003, Allstate Fire and Casualty Insurance Company filed a lawsuit against Adolph Kuss, Steve Tomczak, Robert Strachan, Falls Creek Ranch Association, Inc., a Colorado non-profit corporation, and the Company in the District Court for La Plata County, Colorado.  Similar claims of several other insurance carriers and homeowners were consolidated into the Allstate lawsuit. One or more settlement agreements dated on or about September 17, 2004, were signed by all necessary parties. The Company did not have any legal proceedings that were outside of routine litigation, incidental to the business.

Item 6. Exhibits

10.1*

Credit and Security Agreement by and between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc., dated September 7, 2004, along with Revolving Note in the principal amount of $6,000,000, Equipment Term Note in the principal amount of $500,000, and Real Estate Term Note in the principal amount of $1,300,000 each in favor of Wells Fargo Business Credit, Inc. dated September 7, 2004.

10.2*	Credit Facility Letter by and between Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and Bank of Scotland dated September 27, 2004

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Instruments, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

November 15, 2004