Form 10QSB
period 2004-12-31
WATERS INSTRUMENTS INC
filed 2005-02-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended

December 31, 2004

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

Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the Company’s Common Stock on February 11, 2005 was 2,404,655.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No  ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months Ended December 31,		For the six months Ended December 31,
(In thousands, except share and per share data)	2004	2003	2004	2003
Net sales	$6,129	$4,288	$12,795	$11,076
Cost of goods sold	4,007	2,889	8,024	7,164
Gross profit	2,122	1,399	4,771	3,912
Operating expenses
General and administrative	746	508	1,362	1,036
Sales and marketing	1,161	908	2,243	1,946
Research and development	342	193	648	347
Total operating expenses	2,249	1,609	4,253	3,329
Operating income (loss) from continuing operations before gain	(127)	(210)	518	583
Gain on sale of building (Note 9)	—	1,222	—	1,222
Operating income (loss) from continuing operations	(127)	1,012	518	1,805
Other income (expense), net
Interest income	7	1	7	3
Interest expense	(126)	(43)	(175)	(100)

Other expense, net	(91)	(115)	(101)	(110)
Income (loss) from continuing operations before income taxes	(337)	855	249	1,598
Income tax provision (benefit)	(125)	298	88	559
Income (loss) from continuing operations	(212)	557	161	1,039

Discontinued operations:
Loss from operations of WNS division, less applicable tax effect	—	(42)	—	(1)

NET INCOME (LOSS)	$(212)	$515	$161	$1,038

Basic net income (loss) per share from continuing operations	$(0.09)	$0.24	$0.07	$0.45
Diluted net income (loss) per share from continuing operations	$(0.09)	$0.23	$0.07	$0.43

Basic net income (loss) per share	$(0.09)	$0.22	$0.07	$0.45
Diluted net income (loss) per share	$(0.09)	$0.21	$0.07	$0.43

Weighted average number of shares outstanding – basic	2,395,796	2,301,149	2,380,464	2,290,162
Weighted average number of shares outstanding – diluted	2,395,796	2,413,892	2,436,397	2,395,033

See notes to the financial statements.

WATERS INSTRUMENTS, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	December 31, 2004	June 30, 2004

Current assets
Cash and equivalents	$127	$—
Accounts receivables, net	3,866	5,352
Inventories	7,237	3,958
Prepaid expenses	360	291
Deferred income taxes	273	273
Total current assets	11,863	9,874
Property, plant and equipment	9,230	8,039
Less accumulated depreciation	4,569	4,184
Property, plant and equipment, net	4,661	3,855
Other assets
Goodwill	6,631	2,998
Trademarks	2,661	2,075
Customer Relationships	2,208	—
Non-compete agreement, net	396	521
Other, net	502	56
Total intangible and other assets	12,398	5,650
TOTAL ASSETS	$28,922	$19,379

Current liabilities
Accounts payables	$1,399	$1,855
Accrued salaries, wages, and other compensation	451	614
Accrued product warranties	358	354
Other accrued liabilities	1,302	594
Income taxes payable	475	228
Short-term borrowing	500	727
Current maturities of long-term debt	1,839	1,039
Total current liabilities	6,324	5,411
Deferred income taxes	1,556	543
Non-compete agreement	250	500
Long-term debt, less current maturities	7,302	15
Total liabilities	15,432	6,469

Stockholders’ equity
Preferred stock as of June 30, 2004, par value $25; authorized: 120,000 shares; no shares issued and outstanding; Preferred stock as of December 31, 2004: no shares authorized; Undesignated shares as of December 31, 2004, $0.01 par value, 40,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock as of June 30, 2004, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,350,296 shares; Common stock as of December 31, 2004, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,404,655 shares	241	235
Additional paid-in capital	1,677	1,567
Currency translation adjustment	399	—
Retained earnings	11,173	11,108
Total stockholders’ equity	13,490	12,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,922	$19,379

See notes to the financial statements.

WATERS INSTRUMENTS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the six months Ended December 31
(In thousands)	2004	2003

Cash flows provided by operations
Cash received from customers	$15,786	$15,269
Interest received	7	3
Cash provided by operations	15,793	15,272
Cash paid to suppliers and employees	11,886	11,974
Taxes paid	1,441	345
Interest paid	184	137
Cash disbursed from operations	13,511	12,456
Net cash provided by operations	2,282	2,816
Cash flows provided by (used for) investing:
Acquisition of building	—	(1,998)
Proceeds from sale of building	—	1,685
Purchase of property and equipment	(175)	(121)
Proceeds from disposal of plant and equipment	—	14
Acquisition of business, net of cash acquired	(9,499)	(10)
Advances from affiliate	—	181
Net cash used for investing	(9,674)	(249)
Cash flows from financing:
Cash dividend payment	(96)	(92)
Proceeds from the sale of common stock	116	112
Proceeds from long-term debt	8,731	—
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(982)	(2,212)
Net cash from (used for) financing	7,519	(2,442)
Net increase (decrease) in cash and cash equivalents	127	125
Cash and cash equivalents - beginning of period	—	806
CASH AND CASH EQUIVALENTS - END OF PERIOD	$127	$931

Reconciliation of net income to net cash provided by operations
Net income	$161	$1,038
Depreciation and amortization	619	497
Provisions for recoveries on accounts receivable	(16)	(5)
Gain on disposal of plant and equipment	—	(4)
Gain on sale of building	—	(1,222)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	3,424	3,579
Inventories	58	669
Prepaid expenses	(10)	(143)
Other assets	(453)	8
Deferred income taxes	899	427
Accounts payable and accrued expenses	(2,400)	(2,028)
NET CASH PROVIDED BY OPERATIONS	$2,282	$2,816

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Waters Instruments, Inc. (the Company) prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates.  These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended June 30, 2004, and the Fiscal Year 2004 Annual Report.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income (loss) would have changed as indicated in the pro forma table below.

	For the three months Ended December 31		For the six months Ended December 31
	2004	2003	2004	2003
Net Income (loss)
As reported	$(212,000)	$515,000	$161,000	$1,038,000
Less pro forma stock-based compensation cost	(11,000)	(1,000)	(23,000)	(2,000)
Pro forma	$(223,000)	$514,000	$138,000	$1,036,000
Basic net income (loss) per Share
As reported	$(0.09)	$0.22	$0.07	$0.45
Pro forma	$(0.09)	$0.22	$0.06	$0.45
Diluted net income (loss) per Share
As reported	$(0.09)	$0.21	$0.07	$0.43
Pro forma	$(0.09)	$0.21	$0.06	$0.43

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

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows (in thousands):

Balance as of June 30, 2004	$2,998
Goodwill acquired during the period	3,633
Balance as of December 31, 2004	$6,631

The changes in the carrying amount of indefinite lived intangible assets for the six months ended December 31, 2004 are as follows (in thousands):

Balance as of June 30, 2004	$2,075
Trademarks acquired during the period	586
Balance as of December 31, 2004	$2,661

Intangible assets subject to amortization were as follows (in thousands):

	December 31, 2004			June 30, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Customer Relationships	$2,289	$81	$2,208	$0	$0	$0
Non-compete	1,250	854	396	1,250	729	521
	$3,539	$935	$2,604	$1,250	$729	$521

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five- year useful life for the non-compete.

The estimated future amortization expense for identified intangible asset is as follows (in thousands):

2005 (remainder of year)	$288
2006	577
2007	348
2008	327
2009	327
Thereafter	737
$2,604

4. Inventories

Inventories consisted of the following.

(In thousands)	December 31, 2004	June 30, 2004

Raw materials	$3,833	$2,751
Work-in-process	104	47
Finished goods	3,465	1,252
Less reserve for obsolescence	(165)	(92)
TOTALS	$7,237	$3,958

5. Industry Segments and Significant Customers.

The Company’s two reportable industry segments are strategic business units that provide different products and are managed separately as each requires different technology and manufacturing processes. In March 2004, the Company sold certain assets of its previous third reportable segment, Waters Network Systems (WNS) due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies.

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

The following table summarizes data by industry segment.

	For the six months Ended December 31
(In thousands)	2004	2003

Net sales:
Zareba Systems	$11,623	$9,724
Waters Medical Systems	1,172	1,352
TOTAL	$12,795	$11,076

Operating income:
Zareba Systems	$252	$81
Waters Medical Systems	266	502
TOTAL	$518	$583

Income tax provision:
Zareba Systems	$87	$28
Waters Medical Systems	96	176
Corporate	(95)	355
TOTAL	$88	$559

Capital expenditures:
Zareba Systems	$100	$107
Waters Medical Systems	45	4
Corporate	30	10
TOTAL	$175	$121

Depreciation and amortization:
Zareba Systems	$464	$408
Waters Medical Systems	13	9
Corporate	142	80
TOTAL	$619	$497

Identifiable assets:
Zareba Systems	$26,042	$11,433
Waters Medical Systems	914	890
Corporate	1,966	3,806
TOTAL	$28,922	$16,129

Significant customers:  (sales greater than 10 percent of net sales)
	For the six months Ended December 31
(In thousands)	FY2005	FY2004
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$2,947	$2,738

Geographic information:

	For the six months Ended December 31
(In thousands)	FY2005	FY2004
Net sales
United States	$10,672	$10,765
Other regions	2,123	311
TOTAL NET SALES	$12,795	$11,076

	At December 31,	June 30,
Long-lived assets	2004	2004
United States	$9,253	$9,505
United Kingdom	7,806	—
TOTAL LONG-LIVED ASSETS	$17,059	$9,505

6.   Acquisition of Rutland Electric Fence Company Ltd.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd., a manufacturer and distributor of electronic fencing equipment located in Oakham, United Kingdom (U.K.).  Under the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of approximately $11,499,000.  The transaction was funded primarily with bank debt and cash.  (See Note 8 regarding bank debt disclosure)

The assets and liabilities acquired were recorded at their estimated fair values on the date of acquisition.

Included in the total estimated purchase price of $11,499,000, are estimated direct acquisition cost of $544,000, less acquired cash of $2,000,000.  A third-party costs valuation firm assisted the Company with its valuation of identifiable intangible assets and has issued its draft report thereon. The estimated allocation of purchase price is as follows:

(in thousands)
Estimated net tangible assets acquired	$4,991
Estimated fair value of customer relationships	2,289
Estimated fair value of trademark	586
Estimated fair value of goodwill	3,633
Estimated total purchase price (including acquisition costs)	$11,499
Less cash acquired	(2,000)
Purchase price, net of cash acquired	$9,499

Operating results of the acquired company were included in our consolidated financial statements from the date of acquisition.  This acquisition is expected to strengthen our product offerings in the security and perimeter electric fence markets. Zareba Systems Europe has 55 employees and annual sales of approximately $9 million. Zareba Systems Europe will continue the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities.

The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations.

The following are unaudited pro forma operating results as if the acquisition had taken place at July 1, 2003.

The December 31, 2003 pro forma results exclude the gain on sale of building.  (See note 9 Gain on Sale of Building)

	For the six months ended December 31,
(in thousands)	2004	2003
Net sales	$14,872	$14,222
Income from continuing operations	$323	$224

7.   Dividend Declaration

On November 3, 2004, the Board of Directors of the Company approved a cash dividend of $0.04 per share of the Company’s common stock based on fiscal year 2004 operating results.  A total of approximately $96,000 was paid on December 17, 2004 to shareholders of record on November 17, 2004. The Company has paid its shareholders annual dividends on its common stock for 29 of the last 30 years.

8.   Bank Debt Disclosure

United States Financing

The Company eliminated the previous Wells Fargo (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new WF credit facility for the September 27, 2004 acquisition of Rutland Electric Fencing Company Ltd shares.  The WF credit facility secured by the Company included an aggregate credit limit of $8.2 million consisting of revolving credit up to $6 million and term credit up to $2.2 million. Under this credit facility, the Company borrowed $5.13 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement is for three years and is renewable on an annual basis thereafter. The effective interest rate was 5.75 percent on December 31, 2004. WF charges a fee of 0.25 percent on the unused portion of the credit facility.

United States Bank Debt as of December 31, 2004
(In thousands)	FY2005
Note payable to bank	$4,608
Short-term borrowings	500
5,108
Less current maturities and short-term borrowings	(1,380)
TOTALS	$3,728

Future minimum principal payments on U.S. long-term debt are approximately as follows.

in thousands)
2005	$740
2006	1,610
2007	1,610
2008	1,148
2009	—
TOTAL	$5,108

United Kingdom Financing

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland Electric Fence Company Ltd shares. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a 5-year term. On December 31, 2004 the effective interest rate was 6.875 percent. BoS charges an arrangement fee equivalent to 1 percent of the loan and overdraft facility, which amounted to a £27,140 (approximately $48,800).

United Kingdom Bank Debt as of December 31, 2004
(In thousands)	FY2005
Note payable to bank	$4,265
Short-term borrowings	—
Less current maturities and short-term borrowings	(705)
TOTALS	$3,560

The future minimum principal payments on U.K. long-term debt are approximately as follows.

(In thousands)
2005	$212
2006	855
2007	913
2008	975
2009	1,310
TOTAL	$4,265

Both Wells Fargo and the Bank of Scotland credit facilities are collateralized by assets of the Company in their respective localities.

9.   Gain on Sale of Building

The Company sold its Rochester, Minnesota facility in the second quarter of fiscal year 2004. Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously-leased Ellendale, Minnesota facility.  The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. This gain on the sale of the building is reported as a separate component in the operating results.

10. Discontinued Operation

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

Waters Network Systems
For the six months Ended December 31
(In thousands)	FY2004
Net sales	$755
Operating income	$(2)
Income tax provision	$(1)
Identifiable assets	$366

11. New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.   The Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements.  See the historical pro forma impact of SFAS No. 123 in Note 1 to the consolidated financial statements.

12.  Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first half of fiscal year 2005.

Balance at July 1, 2004	$354,000
Warranty Expense	150,000
Closed Warranty Claims	(150,000)
United Kingdom Warranty	4,000
Balance at December 31, 2004	$358,000

13. Net Income (Loss) Per Share

New income (loss) per share–basic is computed using the weighted average common shares outstanding during the period. Net income (loss) per share–diluted is computed using the weighted average common shares outstanding and common share equivalent shares outstanding during the period.  Common share equivalents consist of options to purchase common stock.  Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater that the average market price of the common shares during the period and were therefore not dilutive.  In addition, potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

	For the three months Ended December 31		For the six months Ended December 31
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(212,000)	$515,000	$161,000	$1,038,000

Denominator:
Denominator for weighted average common shares outstanding-basic	2,395,796	2,301,149	2,380,464	2,290,162
Dilution associated with the company’s stock- based compensation plans	0	112,743	55,933	104,871
Denominator for weighted average common shares outstanding-diluted	2,395,796	2,413,892	2,436,397	2,395,033

Net income (loss) per share-basic	$(0.09)	$0.22	$0.07	$0.45
Net income (loss) per share-diluted	$(0.09)	$0.21	$0.07	$0.43

For the three months ended December 31, 2004, options of 102,789, were excluded from the diluted earnings per share computation because they were anti-dilutive.  For the six months ended December 31, 2004, options of 51,394, were excluded from the diluted earnings per share computation because they were anti-dilutive.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Waters has two divisions, Zareba Systems and Waters Medical Systems.  Zareba Systems manufacturers electric fencing products, and Waters Medical Systems manufacturers renal perfusion devices and whole blood oximeter products.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fence Company (REFC), the largest manufacturer of electric fencing products in the United Kingdom. For such acquisition, the Company utilized a credit facility provided by Wells Fargo Bank and Bank of Scotland.  This acquisition impacted net sales significantly.

In the first quarter of calendar year 2005, the Company introduced to the market two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener kits and accessories.  The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government buildings.  Orders are currently being accepted in this third quarter of fiscal year 2005.

Electric gate opener kits and accessories target the do-it-yourself market. The gate opener kits are also an extension of the current Zareba product line and will be sold through existing retail channels as well as through Zareba Systems Europe. It is also anticipated to have applications in the perimeter security market.

Results of Continuing Operations

Net sales from continuing operations for the quarter and six-month period ended December 31, 2004, were $6,129,000 and $12,795,000, respectively, up from $4,288,000 and $11,076,000 in the comparable periods of fiscal year 2004. The increased sales during the periods were generated in the Company’s Zareba Systems division reflecting the REFC acquisition and the inclusion of its financial results after such date.  REFC contributed $1,559,000, or 84.7% of the increase in net sales for the quarter ended December 31, 2004.  Without this acquisition, net sales would have increased by $ 282,000 or 6.6% as compared with last year’s second quarter.

Zareba Systems

Net sales in Zareba Systems for the quarter and six-month period ended December 31, 2004, were $5,509,000 and $11,623,000, respectively. This represents a sales increase of 51.1 percent for the quarter and 19.5 percent for the first six months over the prior year. Zareba sales increased primarily as a result of the REFC acquisition and secondarily due to increasing sales to the Company’s key customers, strengthening its customer base and expanding its product offering.

The Company believes that Zareba Systems’ sales will continue to grow, pending continued overall improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the recent REFC acquisition, recently introduced perimeter security system product line, additional product development efforts, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance.

On September 27, 2004, the Company completed the acquisition of REFC in accordance with FAS No. 141, Business Combinations. Financial results from the new subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), are included in the Company’s consolidated financial statements since the date of acquisition. The inclusion of REFC’s results of operations contributed $1,559,000 in net sales for the quarter and $1,694,000 for the six-month period ended December 31, 2004 .

During the first quarter of calendar year 2005, the Company announced its new proprietary perimeter security system for its Zareba Systems division. The perimeter security systems are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter and six-month period ended December 31, 2004, were $620,000 and $1,172,000, respectively. These sales figures represent a decrease of 3.3 percent and 13.3 percent when compared to the quarter and six-month periods ended December 31, 2003. The decrease is primarily due to stronger than expected sales in the first half of fiscal year 2004 due to issuance of orders by customers that had previously delayed capital expenditures.

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

Combined Business

Net sales from continuing operations for the second quarter of fiscal year 2005 increased 42.9 percent to $6.1 million compared to $4.3 million for the prior year. For the first six months of fiscal year 2005, net sales were $12.8 million, a 15.5 percent increase from $11.1 million for the same period one year ago. In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and pursuant to the Company’s decision that further investments in the division were not consistent with the Company’s strategies. The Company accounted for the results of Waters Network Systems as a discontinued operation in the Company’s fiscal year 2004 financial statements.

As described above under Zareba Systems, the primary reason for the increase in net sales to date in fiscal year 2005 was the Company’s REFC acquisition.

The Company reported a net loss of $212,000, or ($0.09) per basic share, compared with last year’s second quarter net income of $515,000, or $0.22 per basic share. For the first six months of fiscal year 2005, net income was $161,000, or $0.07 per basic share, compared to $1,038,000, or $0.45 per basic share for the first half of the prior year. Net income per diluted share in the second quarter was ($0.09) as compared to $0.21 in the prior year, and for the first six months was $0.07 compared to $0.43 in the prior year.

A gain on the sale of its Rochester, Minnesota facility significantly affected income before tax for the period ended December 31, 2003.  Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester facility.  The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale. For the quarter and six-month period ended December 31, 2003, the book gain, net of tax, increased net income by $774,000, or $0.34 per basic share.

Gross profit margins increase to 34.6 percent and 37.3 percent of net sales for the quarter and six-month period ended December 31, 2004, compared to 32.6 percent and 35.3 percent for the same periods in the prior year. The increase in gross profit margin for the periods primarily reflects the reduction in both fixed overhead costs and idle manufacturing capacity following the November 3, 2003, sale of the Rochester facility and the associated subsequent purchase of the previously-leased Ellendale facility.

General and administrative expenses were $746,000 for the quarter and $1,362,000 for the six-month period ended December 31, 2004, representing an increase of $238,000 for the quarter and $326,000 for the six-month period as compared to the prior year. The increase resulted from the REFC acquisition and the related inclusion of REFC expenses in combined operating results.

Sales and marketing expenses were $1,161,000 for the quarter and $2,243,000 for the six-month period ended December 31, 2004, representing an increase of $253,000 for the quarter and $297,000 for the six-month period as compared to the prior year. The increase resulted primarily from expanded sales and marketing activities to develop and support the launch of automatic gate openers and new perimeter security systems products and inclusion of REFC expenses in combined operating results.

Research and development expenses were $342,000 for the quarter and $648,000 for the six-month period ended December 31, 2004, representing an increase of $149,000 for the quarter and $301,000 for the six-month period as compared to the prior year. The increase primarily resulted from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems and inclusion of REFC expenses in combined operating results.

Interest income earned for the six-month period ending December 31, 2004 was $7,000, compared to $3,000 for the same period of the prior year.

Interest expense, principally related to the Company’s term debt to finance the acquisition of REFC, amounted to $175,000 during the six-month period ended December 31, 2004, as compared to $100,000 in the same period of the prior year.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 112,743 shares for the quarter ended December 31, 2003, and 55,933 and 104,871 shares for the six-month periods ended December 31, 2004, and 2003, respectively.  The exercise of outstanding stock options for the second quarter ended December 31, 2004, was excluded from the diluted per share data due to the net losses reported in that period.

Liquidity and Capital Resources

The Company’s cash balance on December 31, 2004, was $127,000, an increase of $127,000 from June 30, 2004. The Company’s working capital position on December 31, 2004, was $5,539,000, an increase of $1,076,000 from $4,463,000 on June 30, 2004.

The increase in cash and working capital position resulted primarily from the September 27, 2004, REFC acquisition . The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of the new subsidiary have been included the Company’s consolidated financial statements since the date of acquisition.

In September 2004, the Company eliminated the previous Wells Fargo (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new WF credit facility for the September 27, 2004 acquisition of REFC.  The WF credit facility secured by the Company included an aggregate credit limit of $8,200,000 consisting of revolving credit up to $6,000,000 and term credit up to $2,200,000. Under this credit facility, the Company borrowed $5,130,000 for the REFC acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement is for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 5.75 percent on December 31, 2004. WF charges a fee of 0.25 percent on the unused portion of the credit facility.

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of REFC shares. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a 5-year term. On December 31, 2004, the effective interest rate was 6.875 percent. BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility.

Both Wells Fargo and the Bank of Scotland credit facilities are secured by collateral of the Company in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $19,000 for the second quarter of fiscal year 2005 and $175,000 for the six-month period ended December 31, 2004. Improvements to manufacturing equipment and purchases of new product tooling comprised the bulk of the first and second quarter’s capital expenditures. The Company estimates that capital expenditures for the remaining two quarters of the current fiscal year will be approximately $250,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition. To date, as called for by the agreement, the Company has made three of the scheduled $250,000 payments.

The table below shows a summary of the Company’s remaining contractual cash obligations at December 31, 2004, including the above listed items to the Company’s new credit facility and other term debt.

Contractual Obligations-United States

(In thousands)	FY2005	FY2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$744	$1,618	$1,615	$230	$230	$689	$5,126
Covenant not-to-compete	0	250	250	—	—	—	500
Operating leases	62	127	128	101	36	—	454
TOTAL	$806	$1,995	$1,993	$331	$266	$689	$6,080

Contractual Obligations-United Kingdom

(In thousands)	FY2005	Y2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$212	$855	$913	$975	$1,310	$—	$4,265
Operating leases	134	269	269	269	269	4,910	6,120
TOTAL	$346	$1,124	$1,182	$1,244	$1,579	$4,910	$10,385

Critical Accounting Estimates

The Company’s critical accounting estimates are discussed below.

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

Amortization of Intangible Assets

Customer relationships and non-compete agreements are amortized on a straight-line basis over seven and five years, respectively. Intangible assets are amortized on a basis that corresponds to the Company’s projections of future cash flows directly related to these intangible assets. The estimates that are included in its projection of future cash flows are based on the best available information at the time of the determination of useful life and amortization method. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products and the ongoing impact of the REFC acquisition, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales, which depends on the cost and success of the Company’s development efforts and new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; and (c) increases in sales and overall efficiency as a result of recent capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.

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

PART II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

On November 3, 2004, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,254,069 shares which was 94% of the issued and outstanding 2,395,796 shares, which exceeded the 33–1/3 percent required for a quorum.

The order of business submitted for vote at the meeting was to (i) establish the size of the Board of Directors for the ensuing year to be set at four (4), (ii) approve the Company’s 2004 Equity Incentive Plan, (iii) amend the Company’s Articles of Incorporation to increase the number of authorized common shares to 20,000,000, and (iv) amend the Company’s Articles of Incorporation to add 40,000,000 authorized undesignated shares, with the previously authorized preferred shares eliminated.

Shares voting for the resolution to set the number of directors at four totaled 2,208,768 or 98%.  Shares voting against or abstaining totaled 45,301 or 2% of the shares.

The second resolution to approve the Company’s 2004 Equity Incentive Plan was approved by an affirmative vote of 1,246,121 or 55%. Shares voting against or abstaining totaled 160,972 or 7%.

The third resolution to amend the Company’s Articles of Incorporation to increase the number of authorized common shares to 20,000,000 was approved by a vote of 2,208,768 or 98%.  Shares voting against or abstaining totaled 45,301or 2%.

The meeting was adjourned until November 22, 2004 to permit additional time to obtain proxies concerning the proposal to amend the Company’s Articles of Incorporation to add 40,000,000 authorized undesignated shares, with the previously authorized preferred shares eliminated.  At the reconvened meeting, shares voting for this proposal totaled 1,611,860 or 71.5%.  Shares voting against or abstaining totaled 147,154 or 6.5%.

Item 6. Exhibits

3.1*	Restated Articles of Incorporation, as amended to date
10.1*	Waters Instruments, Inc. 2004 Equity Incentive Plan
10.2

Stock Purchase Agreement dated September 27, 2004 among Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and certain individuals incorporated by reference to Exhibit 2.1 of Form 8-K filed October 1, 2004

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
February 14, 2005