Form 10QSB
period 2005-03-31
WATERS INSTRUMENTS INC
filed 2005-05-16
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended

March 31, 2005

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55441  (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

Series A Preferred Stock Purchase Rights Pursuant to Rights Agreement

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required of file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. The number of shares outstanding of the Company’s Common Stock on May 10, 2005 was 2,404,655.

Transitional Small Business Disclosure Format (Check One)  Yes ☐  No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                WATERS INSTRUMENTS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months		For the nine months
	Ended March 31,		Ended March 31,
(In thousands, except share and per share data)	2005	2004	2005	2004
Net sales	$8,376	$5,312	$21,171	$16,389
Cost of goods sold	5,482	3,447	13,506	10,611
Gross profit	2,894	1,865	7,665	5,778
Operating expenses
General and administrative	964	578	2,326	1,668
Sales and marketing	1,344	981	3,586	2,927
Research and development	313	197	961	545
Total operating expenses	2,621	1,756	6,873	5,140
Operating income from continuing operations before gain	273	109	792	638
Gain on sale of building (Note 9)	—	—	—	1,222
Operating income from continuing operations	273	109	792	1,860
Other income (expense), net
Gain on demutualization (Note 10)	—	288	—	288
Interest income	10	1	17	4
Interest expense	(161)	(29)	(336)	(129)
Other expense, net	(100)	(34)	(202)	(139)
Income from continuing operations before income taxes	22	335	271	1,884
Income tax provision	7	121	95	660
Income from continuing operations	15	214	176	1,224

Discontinued operations:
Loss from operations of WNS division, less applicable tax effect	—	(48)	—	(15)
Gain on disposal of WNS division, less applicable income tax effect	—	3	—	3
NET INCOME	15	169	176	1,212
Other comprehensive income:
Foreign currency translation adjustment	(146)	—	253	—
Comprehensive income (loss)	$(131)	$169	$429	$1,212

Basic income per share from continuing operations	$0.01	$0.09	$0.07	$0.53
Diluted income per share from continuing operations	$0.01	$0.09	$0.07	$0.51

Basic loss per share from discontinued operations	$0.00	$(0.02)	$0.00	$(0.01)
Diluted loss per share from discontinued operations	$0.00	$(0.02)	$0.00	$(0.00)

Basic net income per share	$0.01	$0.07	$0.07	$0.53
Diluted net income per share	$0.01	$0.07	$0.07	$0.50

Dividends per share	$0.00	$0.00	$0.04	$0.04

Weighted average number of shares outstanding — basic	2,404,655	2,323,556	2,388,410	2,301,212
Weighted average number of shares outstanding — diluted	2,517,296	2,450,743	2,497,508	2,413,522

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC.

Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2005	2004
	(unaudited)	(audited)
Current assets
Cash and equivalents	$126	$—
Accounts receivables, net	5,162	5,352
Inventories	6,973	3,958
Prepaid expenses	329	291
Deferred income taxes	273	273
Total current assets	12,863	9,874
Property, plant and equipment	9,270	8,039
Less accumulated depreciation	4,767	4,184
Property, plant and equipment, net	4,503	3,855
Other assets
Goodwill	6,543	2,998
Trademarks	2,646	2,075
Customer Relationships, net	2,073	—
Non-compete agreement, net	333	521
Other, net	454	56
Total intangible and other assets	12,049	5,650
TOTAL ASSETS	$29,415	$19,379

Current liabilities
Accounts payables	$2,087	$1,855
Accrued salaries, wages, and other compensation	528	614
Accrued product warranties	358	354
Other accrued liabilities	580	594
Income taxes payable	521	228
Short-term borrowing	718	727
Current maturities of long-term debt and non-compete agreement	1,963	1,039
Total current liabilities	6,755	5,411
Deferred income taxes	1,505	543
Non-compete agreement, less current portion	250	500
Long-term debt, less current maturities	7,546	15
Total liabilities	16,056	6,469

Stockholders’ equity
Preferred stock as of March 31, 2005: 50,000 shares of Series A Preferred Stock, par value $.01 per share, authorized, no shares outstanding; Undesignated shares as of March 31, 2005, $0.01 par value, 39,950,000 shares authorized, no shares issued or outstanding; Preferred stock as of June 30, 2004, par value $25; authorized: 120,000 shares; no shares issued and outstanding	—	—
Common stock as of March 31, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,404,655 shares; Common stock as of June 30, 2004, par value $.10 per share; authorized: 7,500,000 shares; issued and outstanding: 2,350,296 shares	241	235
Additional paid-in capital	1,677	1,567
Accumulated other comprehensive income - foreign currency translation adjustment	253	—
Retained earnings	11,188	11,108
Total stockholders’ equity	13,359	12,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,415	$19,379

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months
	Ended March 31,
(In thousands)	2005	2004

Cash flows provided by operations
Cash received from customers	$22,881	$19,401
Interest received	18	4
Cash provided by operations	22,899	19,405
Cash paid to suppliers and employees	18,954	17,077
Taxes paid	1,461	436
Interest paid	330	153
Cash disbursed from operations	20,745	17,666
Net cash provided by operations	2,154	1,739
Cash flows provided by (used for) investing:
Acquisition of building	—	(1,998)
Proceeds from sale of building	—	1,685
Purchase of property and equipment	(240)	(184)
Proceeds from disposal of plant and equipment	4	21
Acquisition of business, net of cash acquired	(9,546)	(10)
Advances from affiliate	—	181
Net cash used for investing	(9,782)	(305)
Cash flows from financing:
Cash dividend payment	(96)	(92)
Proceeds from short-term borrowing	218	450
Proceeds from the sale of common stock	116	140
Proceeds from long-term debt	10,447	—
Payments on non-compete liability	(250)	(250)
Payments for debt issuance costs	(460)	—
Payments on long-term debt	(2,221)	(2,438)
Net cash from (used for) financing	7,754	(2,190)
Net increase (decrease) in cash and cash equivalents	126	(756)
Cash and cash equivalents - beginning of period	0	806
CASH AND CASH EQUIVALENTS - END OF PERIOD	$126	$50

Reconciliation of net income to net cash provided by operations
Net income	$176	$1,212
Depreciation and amortization	991	721
Allowance for doubtful accounts	100	9
Gain (loss) on disposal of plant and equipment	5	(1)
Gain on disposal on WNS division, before taxes	—	(4)
Gain on like-kind exchange	—	(1,222)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	1,610	2,180
Tax receivable	378	—
Inventories	237	(98)
Prepaid expenses	17	(150)
Other assets	39	8
Short-term securities	—	(288)
Deferred income taxes	868	427
Accounts payable and accrued expenses	(2,267)	(1,055)
NET CASH PROVIDED BY OPERATIONS	$2,154	$1,739

See notes to the consolidated financial statements.

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

Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates.  These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended June 30, 2004, and the Fiscal Year 2004 Annual Report.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have changed as indicated in the pro forma table below.

	For the three months		For the nine months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Net Income
As reported	$15,000	$169,000	$176,000	$1,212,000
Less pro forma stock-based compensation cost	(11,000)	(1,000)	(34,000)	(2,000)
Pro forma	$4,000	$168,000	$142,000	$1,210,000
Basic net income per Share
As reported	$0.01	$0.07	$0.07	$0.53
Pro forma	$0.00	$0.07	$0.06	$0.53
Diluted net income per Share
As reported	$0.01	$0.07	$0.07	$0.50
Pro forma	$0.00	$0.07	$0.06	$0.50

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

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows (in thousands):

Balance as of June 30, 2004	$2,998
Goodwill acquired during the period	3,633
Currency Translation Adjustment	(88)
Balance as of March 31, 2005	$6,543

The changes in the carrying amount of indefinite lived intangible assets for the nine months ended March 31, 2005 are as follows (in thousands):

Balance as of June 30, 2004	$2,075
Trademarks acquired during the period	586
Currency Translation Adjustment	(15)
Balance as of March 31, 2005	$2,646

 Intangible assets subject to amortization were as follows (in thousands):

	March 31, 2005				June 30, 2004
	Gross Carrying Amounts	Currency Translation Adjustment	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Customer Relationships	$2,320	$88	$159	$2,073	$0	$0	$0
Non-compete	1,250		917	333	1,250	729	521
	$3,482		$1,076	$2,406	$1,250	$729	$521

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.

The estimated future amortization expense for identified intangible asset is as follows (in thousands):

2005 (remainder of year)	$221
2006	569
2007	340
2008	319
2009	319
Thereafter	638
$2,406

4. Inventories

Inventories consisted of the following.

(In thousands)	March 31, 2005	June 30, 2004

Raw materials	$4,783	$2,751
Work-in-process	197	47
Finished goods	2,180	1,252
Less reserve for obsolescence	(187)	(92)
TOTALS	$6,973	$3,958

5. Industry Segments and Significant Customers.

The Company’s two reportable industry segments are strategic business units that provide different products and are managed separately as each requires different technology and manufacturing processes. In March 2004, the Company sold certain assets of its previous third reportable segment, Waters Network Systems (WNS), due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies.

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

The following table summarizes data by industry segment.

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2005	2004	2005	2004
		(unaudited)		(unaudited)
Net sales:
Zareba Systems	$7,736	$4,701	$19,359	$14,426
Waters Medical Systems	640	611	1,812	1,963
TOTAL	$8,376	$5,312	$21,171	$16,389

Operating income before gain:
Zareba Systems	$157	$(39)	$410	$(7)
Waters Medical Systems	116	148	382	645
TOTAL	$273	$109	$792	$638

Income tax provision:
Zareba Systems	$58	$531	$145	$541
Waters Medical Systems	39	91	135	265
Corporate	(90)	(501)	(185)	(146)
TOTAL	$7	$121	$95	$660

Capital expenditures:
Zareba Systems	$36	$30	$136	$137
Waters Medical Systems	4	11	49	15
Corporate	25	22	55	32
TOTAL	$65	$63	$240	$184

Depreciation and amortization:
Zareba Systems	$449	$194	$911	$602
Waters Medical Systems	10	2	23	11
Corporate	(85)	28	57	108
TOTAL	$374	$224	$991	$721

Identifiable assets:
Zareba Systems	$27,041	$13,731	$27,041	$13,731
Waters Medical Systems	896	893	896	893
Corporate	1,478	3,145	1,478	3,145
TOTAL	$29,415	$17,769	$29,415	$17,769

Significant customers: (sales greater than 10 percent of net sales)

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2005	2004	2005	2004
Zareba Systems
Number of customers	1	1	1	1
Sales to this customer (in thousands)	$1,423	$675	$4,370	$3,413

Geographic information:

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands)	2005	2004	2005	2004
Net sales
United States	$6,075	$4,913	$16,747	$15,679
Other regions	2,301	399	4,424	710
TOTAL NET SALES	$8,376	$5,312	$21,171	$16,389

	At March 31,	June 30,
Long-lived assets	2005	2004
United States	$9,083	$9,505
United Kingdom	7,469	—
TOTAL LONG-LIVED ASSETS	$16,552	$9,505

6. Acquisition of Rutland Electric Fence Company Ltd.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, United Kingdom (U.K.).  Under the Stock Purchase Agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of approximately $11,499,000.  The transaction was funded primarily with bank debt and cash.  (See Note 8 regarding bank debt disclosure)

The assets and liabilities acquired were recorded at their estimated fair values on the date of acquisition.

Included in the total estimated purchase price of $11,519,000, are estimated direct acquisition costs of $544,000, less acquired cash of $2,000,000.  A third-party costs valuation firm assisted the Company with its valuation of identifiable intangible assets and has issued its draft report thereon. The estimated allocation of purchase price is based on the exchange rate effective December 31, 2004 as follows:

(in thousands)
Estimated net tangible assets acquired	$5,050
Estimated fair value of customer relationships	2,289
Estimated fair value of trademark	586
Estimated fair value of goodwill	3,633
Estimated total purchase price (including acquisition costs)	$11,558
Less cash acquired	(2,012)
Purchase price, net of cash acquired	$9,546

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

The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations.

The following are unaudited pro forma operating results as if the acquisition had taken place at July 1, 2003.

The March 31, 2004 pro forma results exclude the gain on sale of building.  (See Note 9 Gain on Sale of Building)

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands)	2005	2004	2005	2004
Net sales	$8,376	$7,026	$23,235	$21,248
Income from continuing operations	15	60	$328	$284

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

8.   Bank Debt Disclosure

United States Financing

The Company eliminated the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new Wells Fargo Business Credit credit facility for the September 27, 2004 Rutland acquisition.  The WF credit facility included an aggregate credit limit of $8.2 million consisting of revolving credit up to $6 million and term credit up to $2.2 million and is collateralized by Company assets. Under this credit facility, the Company borrowed $5.13 million for the Rutland acquisition. (See Note 6)  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement is for three years and is renewable on an annual basis thereafter. The effective interest rate was 6.25 percent on March 31, 2005. Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.

United States Bank Debt as of March 31, 2005
(In thousands)	FY2005
Note payable to bank	$5,082
Short-term borrowings	500
5,582
Less current maturities and short-term borrowings	(1,375)
TOTALS	$4,207

United Kingdom Financing

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 6). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a five-year term. On March 31, 2005 the effective interest rate was 6.875 percent. BoS charges an arrangement fee equivalent to 1 percent of the loan and overdraft facility, which amounted to a £27,140 (approximately $48,800).

United Kingdom Bank Debt as of March 31, 2005
(In thousands)	FY2005
Note payable to bank	$4,160
Short-term borrowings	218
4,378
Less current maturities and short-term borrowings	(1,047)
TOTALS	$3,331

Both the Wells Fargo Business Credit and the Bank of Scotland credit facilities are collateralized by substantially all of the assets of the Company in their respective localities.

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

Waters Network Systems

For the nine months
Ended March 31
(In thousands)	FY2004
Net sales	$814
Operating loss	$(23)
Income tax benefit	$(8)
Identifiable assets	$125

12.  New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. In April 2005, the SEC announced that it will extend the time frame for compliance with rules on expensing of options. The Commission’s new rules allow companies to implement statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. Thus, the Company is required to adopt the provisions of SFAS No. 123R effective for the interim financial statements for the first quarter of FY2007 or quarter ending September 30, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R. The Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements. See the historical pro forma impact of SFAS No. 123 in Note 1 to the consolidated financial statements.

13.  Product Warranty

The Company offers warranties on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during nine months ended March 31, 2005.

Balance at July 1, 2004	$354,000
Warranty Expense	197,000
Closed Warranty Claims	(197,000)
United Kingdom Warranty	4,000
Balance at March 31, 2005	$358,000

14.  Net Income Per Share

New income per share—basic is computed using the weighted average common shares outstanding during the period. Net income per share—diluted is computed using the weighted average common shares outstanding and common share equivalent shares outstanding during the period.  Common share equivalents consist of options to purchase common stock.

Following is a reconciliation of basic and diluted net income per share for the three and nine months ended March 31, 2005 and 2004, respectively.

	For the three months		For the nine months
	Ended March 31		Ended March 31
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$15,000	$214,000	$176,000	$1,224,000
Loss on discontinued operations	—	$(45,000)	—	$(12,000)
Net income	$15,000	$169,000	$176,000	$1,212,000

Denominator:
Denominator for weighted average common shares outstanding-basic	2,404,655	2,323,556	2,388,410	2,301,212
Dilution associated with the company’s stock-based compensation plans	112,641	127,187	109,098	112,310
Denominator for weighted average common shares outstanding-diluted	2,517,296	2,450,743	2,497,508	2,413,522

Income from continuing operations per share-basic	$0.01	$0.09	$0.07	$0.53
Income from continuing operations per share-diluted	$0.01	$0.09	$0.07	$0.51

Loss on discontinued operations per share-basic	$0.00	$(0.02)	$0.00	$(0.01)
Loss on discontinued operations per share-diluted	$0.00	$(0.02)	$0.00	$(0.00)

Net income per share-basic	$0.01	$0.07	$0.07	$0.53
Net income per share-diluted	$0.01	$0.07	$0.07	$0.50

All options outstanding at March 31, 2005 and 2004 were fully diluted.

Item 2:
Management’s Discussion and Analysis or Plan of Operation

Overview

Waters has two divisions, Zareba Systems and Waters Medical Systems.  Zareba Systems manufacturers electric fencing products, and Waters Medical Systems manufacturers renal perfusion devices and whole blood oximeter products.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fence Company (Rutland), the largest manufacturer of electric fencing products in the United Kingdom. For such acquisition, the Company utilized a credit facility provided by Wells Fargo Bank and Bank of Scotland.  This acquisition impacted net sales significantly.

In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener kits and accessories.  The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government buildings.  Orders are currently being accepted.

Automatic gate opener kits and accessories target the do-it-yourself market and are sold through existing retail channels, often to the same customer that purchases the current Zareba product line. Automatic gate openers will also be available through Zareba Systems Europe and will have applications in the perimeter security market.

Zareba Systems business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months.  Backlog is not significant in this units operation since most orders are filled within days after receipt of a customer’s order. As a result of this seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its impact on gross margin, working capital and cash flow during the Company’s fiscal year.

Results of Continuing Operations

Net sales from continuing operations for the quarter and nine-month period ended March 31, 2005, were $8,376,000 and $21,171,000, respectively, up from $5,312,000 and $16,389,000 in the comparable periods of fiscal year 2004. For the quarter, the net sales of the Company’s Zareba Systems North American operations increased $1.1 million, or 21.3 percent, over the same period in the prior year, with the balance of the third quarter’s increase due to the Rutland acquisition in September 2004.  For the first nine months of fiscal year 2005, Company’s net sales increased 29.2 percent from the same period in the prior year.

Zareba Systems

Net sales in Zareba Systems for the quarter and nine-month period ended March 31, 2005, were $7,736,000 and $19,359,000, respectively. This represents a sales increase of 64.5 percent for the quarter and 34.2 percent for the first nine months over the respective periods in the prior year. Zareba sales increased primarily as a result of the Rutland acquisition and secondarily due to increasing sales to the Company’s key customers, strengthening its customer base and expanding its product offering.

The Company believes that Zareba Systems’ sales will continue to grow, pending continued overall improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the recent Rutland acquisition, recently introduced perimeter security system product line, additional product development efforts, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba’s quality and delivery performance.

On September 27, 2004, the Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the new subsidiary, Zareba Systems Europe, are included in the Company’s consolidated financial statements since the date of acquisition. The inclusion of Rutland’s results of operations contributed $1,932,000 in net sales for the quarter and $3,626,000 for the nine-month period ended March 31, 2005.

During the third quarter of fiscal year 2005, the Company announced limited availability of its new proprietary perimeter security system for its Zareba Systems division. The perimeter security systems are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.

Waters Medical Systems

Waters Medical Systems’ (WMS) net sales for the quarter and nine-month period ended March 31, 2005, were $640,000 and $1,812,000, respectively. These sales figures represent an increase of 4.9 percent and a decrease of 7.7 percent when compared to the quarter and nine-month periods ended March 31, 2004. We believe the decrease reflects stronger than expected sales in the first half of fiscal year 2004 due to issuance of orders by customers that had previously delayed capital expenditures.

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

Combined Business

Net sales from continuing operations for the third quarter of fiscal year 2005 increased 57.7 percent to $8.4 million compared to $5.3 million for the prior year. For the first nine months of fiscal year 2005, net sales were $21.2 million, a 29.2 percent increase from $16.4 million for the same period of fiscal year 2004. In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and pursuant to the Company’s decision that further investments in the division were not consistent with the Company’s strategies. The Company accounted for the results of Waters Network Systems as a discontinued operation in the Company’s fiscal year 2004 financial statements.

The Company reported a net income of $15,000, or $0.01 per basic share, for the third quarter of fiscal year 2005 compared with last year’s third quarter net income of $169,000, or $0.07 per basic share. For the first nine months of fiscal year 2005, net income was $176,000, or $0.07 per basic share, compared to $1,212,000, or $0.53 per basic share, for the comparable period of the prior year. Net income per diluted share in the third quarter was $0.01 as compared to $0.07 in the prior year, and for the first nine months was $0.07 compared to $0.50 in the prior year. The previous fiscal year’s net income for the third quarter included an after tax gain of $185,000 from the receipt and subsequent sale of Principal Financial Group (PFC) common stock following demutualization of PFC. Operating income before any non-recurring gain was $273,000 for the quarter ending March 31, 2005 and $109,000 for the quarter ending March 31, 2004. The Company’s net income for the nine-month period ended March 31, 2004, included a pre-tax gain of $288,000 from the sale of PFG common stock and a gain of $1.2 million from the sale of the Company’s Rochester facility. The sale of the Company’s Rochester facility increased net income by $774,000, or $0.34 per basic share.

Gross profit margins were 34.6 percent and 36.2 percent of net sales for the quarter and nine-month period ended March 31, 2005, compared to 35.1 percent and 35.3 percent for the same periods in the prior year. The improvement in manufacturing fixed overhead, absorption resulting from increased Zareba Systems North American sales during the quarter ended March 31, 2005, was offset by a rework of a significant customer’s product configuration during the same period, in addition to certain increased material and air freight costs.

General and administrative expenses were $946,000 for the quarter and $2,326,000 for the nine-month period ended March 31, 2005, representing an increase of $386,000 for the quarter and $660,000 for the nine-month period as compared to the prior year. A significant portion of the increase resulted from the Rutland acquisition and the related inclusion of Rutland expenses in combined operating results as well as increases in legal and professional fees and increased information technology costs. The Company believes that general administrative expenses will normalize in future quarters as a result of the reduced Rutland acquisition related expenses and anticipated cost savings.

Sales and marketing expenses were $1,344,000 for the quarter and $3,586,000 for the nine-month period ended March 31, 2005, representing an increase of $363,000 for the quarter and $659,000 for the nine-month period as compared to the prior year. The increase resulted primarily from expanded sales and marketing activities to develop and support the launch of automatic gate openers and new perimeter security systems products and inclusion of Rutland expenses in combined operating results.

Research and development expenses totaled $313,000 for the quarter and $961,000 for the nine-month period ended March 31, 2005, representing an increase of $116,000 for the quarter and $416,000 for the nine-month period as compared to the prior year. The increase primarily resulted from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems as well as the inclusion of Rutland expenses in combined operating results.  The Company expects to continue to invest in sales and marketing as well as research and development efforts to expand, deploy and support the launch of products and develop enhancements to existing and identified new product offerings.

Interest income earned for the quarter and nine-month period ending March 31, 2005 were $10,000 and $18,000, respectively, compared to $1,000 and $4,000 for the same periods of the prior year.

Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, amounted to $161,000 and $336,000, respectively, for the quarter and nine-month period ended March 31, 2005, as compared to $29,000 and $129,000 in the same periods of the prior year.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 112,641 and 127,187 shares for the quarter ended March 31, 2005 and 2004, and 109,098 and 112,310 shares for the nine-month periods ended March 31, 2005, and 2004, respectively.

Liquidity and Capital Resources

The Company’s cash balance on March 31, 2005, was $126,000, an increase of $126,000 from June 30, 2004. The Company’s working capital position on March 31, 2005, was $6,108,000, an increase of $1,645,000 from $4,463,000 on June 30, 2004.

The increase in cash and working capital position resulted primarily from the September 27, 2004, Rutland acquisition. The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of the new subsidiary have been included the Company’s consolidated financial statements since the date of acquisition.

In September 2004, the Company eliminated the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility used to acquire North Central Plastics in August of 2001 and executed a new Wells Fargo Business Credit facility for the Rutland acquisition.  The WF credit facility secured by the Company included an aggregate credit limit of $8,200,000 consisting of revolving credit up to $6,000,000 and term credit up to $2,200,000. Under this credit facility, the Company borrowed $5,130,000 for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 6.25 percent on March 31, 2005. Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.

Also, in September 2004, the Company secured a £2,214,000 term loan (approximately $3,985,200) and a £500,000 (approximately $899,400) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland shares. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a five-year term. On March 31, 2005, the effective interest rate was 6.875 percent. BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility.

Both the Wells Fargo and the Bank of Scotland credit facilities are secured by collateral of the Company in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next 12 months.

Capital expenditures were $65,000 for the third quarter of fiscal year 2005 and $240,000 for the nine-month period ended March 31, 2005. Improvements to manufacturing equipment and purchases of new product tooling comprised the bulk of such capital expenditures. The Company estimates that capital expenditures for the remaining quarter of the current fiscal year will be approximately $100,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former owners of NCP for a non-compete agreement signed in connection with the acquisition. To date, as called for by the agreement, the Company has made three of the scheduled $250,000 payments.

The table below shows a summary of the Company’s remaining contractual cash obligations at March 31, 2005, including the above listed items to the Company’s new credit facility and other term debt.

Contractual Obligations-United States
(In thousands)	FY2005	FY2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$647	$2,442	$1,818	$295	$280	$731	$6,213
Covenant not-to-compete	0	281	266	—	—	—	547
Operating leases	31	127	128	101	36	—	423
TOTAL	$678	$2,850	$2,212	$396	$316	$731	$7,183

Contractual Obligations-United Kingdom
(In thousands)	FY2005	Y2006	FY2007	FY2008	FY2009	After FY2009	Total
Long-term debt	$272	$1,299	$1,067	$1,067	$1,334	$—	$5,039
Operating leases	68	271	271	271	271	4,939	6,091
TOTAL	$340	$1,570	$1,338	$1,338	$1,605	$4,939	$11,130

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

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products and the ongoing impact of the Rutland acquisition, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales, which depends on the cost and success of the Company’s development efforts and new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) strengthened product offerings in the security and perimeter electric fence markets due to the Rutland acquisition which depends on the Company’s ability to achieve synergies, the quality of the product offerings, and competition from other suppliers; and (d) increases in sales and overall efficiency as a result of recent capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.

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

PART II: OTHER INFORMATION

Item 6. Exhibits

3.1                                 Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

3.2                                 Certificate of Designation of Series A Preferred Stock of Waters Instruments, Inc., incorporated by reference as part of Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on March 16, 2005.

4.1                                 Rights Agreement dated as of March 15, 2005 between Waters Instruments, Inc. and Wells Fargo Bank, N.A. as Rights Agent, together with the following exhibits thereto: (A) Certificate of Designation of Series A Preferred Stock of Waters Instruments, Inc.; (B) Summary of Rights to Purchase Shares of Series A Preferred Stock; (C) Form of Right Certificate (pursuant to the Rights Agreement, Right Certificates will not be delivered until as soon as practicable after the Distribution Date), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on March 16, 2005.

10.1*                    Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan.**

10.2*                    Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan.**

10.3*                    Form of stock appreciation rights agreement currently used under the 2004 Equity Incentive Plan.**

10.4*                    First Amendment to Credit and Security Agreement dated as of April 29, 2005, between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc.

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

* Filed herewith

** Management agreement or compensatory plan or arrangement

Signature

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waters Instruments, Inc.

By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

May 16, 2005