Form 10KSB
period 2005-06-30
WATERS INSTRUMENTS INC
filed 2005-09-26
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended June 30, 2005

Commission file number 0-1388

WATERS INSTRUMENTS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55441 (763) 551-1125

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value Per Share

Series A Preferred Stock Purchase Rights Pursuant to Rights Agreement

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Company’s net sales for the fiscal year ended June 30, 2005 were $32,607,000.

The aggregate market value of the voting stock held by non-affiliates of the Company on September 8, 2005 was $11,133,000. The number of shares outstanding of the Company’s Common Stock on September 8, 2005 was 2,404,655.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instructions E(3), the responses to items 9, 10, 11, 12 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 2005.

Transitional Small Business Disclosure Format (Check One) Yes ☐  No ☒

INDEX TO FORM 10-KSB

The following documents are filed as part of this report:

PART I

Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management’s Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Management’s Responsibility for Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flow
Notes to Consolidated Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A	Controls and Procedures
Item 8B	Other Information

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits
Item 14	Principal Accountant Fees and Service

PART I

Item 1. Description of Business

A. Business Development

Our vision is to aggressively increase sales to $50 million by introducing new products and successfully acquiring and integrating companies that fit our selected market segments. Waters Instruments, Inc. (the Company) designs, manufactures and markets electronic perimeter fence systems and medical products. During fiscal year 2005, sales were conducted through two principal business units: electric fence systems, d/b/a Zareba Systems/Zareba Systems Europe; and medical products, d/b/a Waters Medical Systems (WMS). The Company was incorporated in Minnesota in 1960.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, United Kingdom (U.K.) pursuant to a stock purchase agreement.  Under the stock purchase agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of approximately $10,453,000.  The transaction was funded with bank debt and cash.

Under the brand names Rutland Electric Fencing, Electric Shepherd, and IP (Induced Pulse), products include insulators, fence energizers, high tensile fencing, polypropylene (poly) wire, rope and tape and security fencing. The acquisition of Rutland allowed the Zareba Systems division to gain an entry into the UK, Europe, and the Middle East market segments.

Operating results of the acquired company were included in the Company’s consolidated financial statements from the date of acquisition.  We expect this acquisition to strengthen our product offerings in the security and electronic perimeter fence markets. Zareba Systems Europe has 55 employees and annual sales of approximately $9 million. Zareba Systems Europe continues the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities.

On June 30, 2005, all the assets of the WMS division were transferred to a wholly-owned subsidiary, Waters Medical Systems, Inc.

In March 2004, the Company sold certain assets of its third reportable segment, Waters Network Systems (WNS) due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies.

On August 6, 2001, Waters purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. The operations of NCP were then consolidated within Waters’ Zareba Systems division. The acquisition was partially funded with new bank debt. At the closing of the purchase, the parties also entered into an Earn-out Agreement that requires the Company to pay the sellers up to an additional $750,000 if operating results of the Company in fiscal year 2003 through 2006 exceed predetermined levels. The determination of any contingent purchase price is made annually. As of June 30, 2005, 2004 and 2003, earn-out payments of $49,000, $91,000 and $42,000, respectively, were assigned to goodwill based on management’s assessment of operating results (See Footnote 4). Any future contingent purchase price adjustment resulting from the Earn-out Agreement would be deemed additional consideration and the purchase price would be adjusted resulting in an increase in goodwill.

Under the brand name Red Snap’r, North Central Plastic’s products included insulators, fence energizers, high tensile fencing, polypropylene (poly) wire, rope and tape and accessories. The acquisition of NCP allowed the Zareba Systems division to consolidate operations in NCP’s 64,000 square foot facility located in Ellendale, Minnesota, and to further expand its distribution in the USA, Canada, Mexico, Central and South America, Europe and New Zealand.

Waters has several patents, including on its (i) Animal Containment System having a dynamically changing perimeter which was filed in February 2002, (ii) combined front panel and mount for an electric fence insulator filed in September 1992; (iii) direct capacitive discharge electric fence controller filed in March 1997; (iv) electric fence charger filed in September 1992, (v) types of electric fence insulators filed in October 1990, August 1989 and October 2001; (vi)  fence post assembly, portable fencing system and method filed in September 2000; (vii) fence post cap insulator filed in December 1996; (viii) fence strand retainer clip for fence posts filed in September 1997; (ix) front panel for an electric fence insulator filed in April 1989; and (x) insulator for backside of a t-post filed in May 1998. Each of the patents has a 20 year duration from filing.

Waters also has registered the following trademarks in the United States:  American Farmworks & Design, Blitzer, Bulldozer, Captivator, Electro-line, Ezee Corral, Garden Protector, Hol-dem; Horse Sense Electric Fence system Hot Spark, One Stop Fencing and Design; Oxicom; Pet Controller; ProSwitch, Red Snap’r, Scorpion Snap Fast, Sting Ray, Super Charger Tarantula, Waters Instruments, Inc., Zareba, and Zareba Systems.

It has also registered the following trademarks in Australia, New Zealand, Canada and the European Union: Horse Sense Electric Fence System, Horse Fence That Makes Sense and Red Snap’r.  The Company also has a registered trademark for Zareba in the European Union.

B. Business of Issuer

1) Zareba Systems

Zareba Systems (also referred to as “Zareba”) designs, manufactures and sells electronic perimeter fence systems in both North America and the United Kingdom. These products are used for the control, containment and deterrent of everything from humans (in the case of terrorists or prison inmates in security applications) to horses, livestock, and lawn and garden applications (in the growing hobby farm market). An electronic perimeter fence system consists of an alternating current (also referred to as “AC”), direct current (also referred to as “DC”) or solar energizer insulators for the fence posts, poly wire, tape and rope, automatic gate openers, and a wide range of hardware and accessories. Automatic gate openers are incorporated as a means to open gates safely from a distance such as from a vehicle.  Zareba sales in fiscal year 2005 accounted for 92.8 percent of the Company’s total sales from continuing operations, as compared to 89.4 percent in the prior year.

In North America, Zareba primarily sells to major retail merchandisers through direct sales personnel and independent representatives in the “Do It Yourself” (DIY) hobby farm and hardware markets. Zareba’s business is seasonal, with peak customer demand occurring in the spring and summer months. In the United Kingdom, Zareba sells directly to dealers through direct sales personnel and delivers products with its factory owned tractor/trailer system. Backlog is not significant in this unit’s operations since most orders are filled within days after receipt of a purchase order.

The market for electronic perimeter fence systems is competitive, with several global manufacturers vying for market share. By providing a fully integrated line of products, the Company considers itself the largest supplier of electronic perimeter fence systems in North America and the United Kingdom.

Zareba released several new electronic perimeter fence products during fiscal year 2005, including an electronic automatic gate opener for both residential and commercial use. These products open gates from a distance using a radio frequency transmitter signal and battery backed-up motors to swing open various styles of gates allowing access to secured property. In addition, the Zareba Systems division has developed and began marketing the Guard Tower™ perimeter security system designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of security applications. These applications include airports, oil refineries, remote utility sites, high value storage sites, correctional facilities as well as other commercial or government properties.

In fiscal year 2005, one Zareba customer had sales greater than 10 percent of the Company’s total sales. Sales to this customer totaled $6,197,000.

The Zareba Systems division made no significant sales to governmental agencies, and therefore no governmental contracts are subject to renegotiation. Raw materials used in the production of electronic perimeter fence system products are generally available from a number of suppliers.

2) Waters Medical Systems

Waters Medical Systems, Inc. (WMS) designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. The RM3 Renal Preservation System (RM3), a two-part kidney preservation system that includes the medical device and disposable cassette, was designed to preserve kidneys prior to transplant, evaluate kidney performance, and to significantly improve post-surgical patient outcomes. The Oxicom family of whole blood oximeters was designed to measure the oxygen saturation of the blood. WMS continues to be a strong supplier in its two market niches. Sales by WMS in fiscal year 2005 were 7.2 percent of the Company’s total sales from continuing operations compared to 10.6 percent in fiscal 2004.

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

No significant sales of WMS products are made to the United States government, and no such contracts are subject to renegotiation. Although this business unit does not require large working capital funds, accounts receivable can approach two month’s sales due to the slow reimbursement practices of third-party insurers and administrators. WMS sales are made through direct sales personnel and independent representatives. Raw materials necessary in the manufacture of this business unit’s products are generally available from a number of suppliers.

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

3) Information as to the Company’s Business as a Whole

During fiscal years 2005 and 2004, the Company spent $1,257,000 and $795,000 for research and development projects, respectively.

As of June 30, 2005, the Company and its subsidiaries had a total of 139 employees, with 133 regular full-time employees, as compared to a total of 100 employees, with 91 regular full-time employees the prior year. The increase in fiscal year 2005 is due primarily to the Company’s September 2004 acquisition of Rutland in the UK.

4) Financial Information about Foreign and Domestic Operations and Export Sales

The majority of the Company’s products are sold in the United States and United Kingdom, with export and foreign sales of $7,974,000 in fiscal year 2005, compared to $998,000 in fiscal year 2004. On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, UK. Operating results of the acquired company, which were included in the Company’s consolidated financial statements from the date of acquisition, comprised $6,704,000 of foreign sales. Most sales for foreign exports that have originated from the U.S. have been made through unrelated foreign and export dealers in major European, Asian, South American and other foreign markets. During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary and consolidated the subsidiary in the Company’s financial statements.  Prior to the Company’s acquisition of all remaining shares, the Canadian subsidiary was accounted for under the equity method. After the acquisition, Canadian sales were included in export sales.

Item 2. Description of Property

The Company currently leases 6,895 square feet of office space in a Plymouth, Minnesota, office complex for its corporate headquarters. The lease extends through January 31, 2008, and requires a monthly payment of $5,338.

In fiscal year 2004, utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased 60,000 square foot facility in Ellendale, Minnesota, and the sale of its facility in Rochester, Minnesota. The Ellendale facility houses Zareba Systems’ manufacturing and support functions. The purchase eliminated the lease payments of the Ellendale facility as well as reduced operating expenses stemming from idle plant capacity that existed in the Rochester facility. These savings were reduced by the costs of leasing and operating an 11,000 square foot premise in Rochester, Minnesota housing certain of the Company’s administrative activities and WMS’s manufacturing facility, as well as building depreciation on the newly acquired Ellendale facility. The new lease on the Rochester, Minnesota, facility continues through February 28, 2009 with a monthly lease payment of $5,146. Rutland leases certain facilities in the UK for its Zareba Systems Europe manufacturing and distribution operations. The UK leases vary in term, with the principle facility lease commencing on September 22, 2004 and continuing for a twenty-five year period. The combined monthly lease rate for the UK facilities as of fiscal year end 2005 was $21,700 USD.

The Company believes that its current facilities are adequate to meet its business needs and that insurance coverage on its properties is adequate.

Item 3. Legal Proceedings

During fiscal year 2005, the Company did not have any legal proceedings that were outside of routine litigation, incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the NASDAQ Small Cap Market under the symbol WTRS.

Stock Price	High	Low	Close
FY2004
First Quarter	$5.90	$4.20	$4.45
Second Quarter	$8.00	$4.09	$6.69
Third Quarter	$8.52	$5.74	$6.78
Fourth Quarter	$11.95	$5.60	$7.21
FY2005
First Quarter	$9.76	$6.01	$8.58
Second Quarter	$9.09	$7.31	$8.03
Third Quarter	$11.80	$7.00	$8.55
Fourth Quarter	$8.89	$6.03	$7.86

Shareholders

As of September 8, 2005 the Company had approximately 488 shareholders of record.

Dividend Summary

At a regularly scheduled meeting on November 3, 2004, the Board of Directors of the Company declared a cash dividend based on fiscal year 2004 operating results. The Company paid the dividend in December 2004 at the rate of $.04 per share, or an aggregate amount of $96,000. The Company also paid a dividend in December 2003 of $.04 per share for an aggregate amount of $92,000. The Company has paid its shareholders annual dividends for 29 of the last 30 years, with the first dividend paid in 1975.

The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with the Company’s 2005 Annual Meeting of Shareholders.  There is no assurance the Company will continue to declare dividends.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Results from Continuing Operations

Overview

Waters operates through its Zareba Systems division and three subsidiaries, Zareba Systems Europe, Waters Medical Systems, Inc. and Zareba Systems of Canada LTD.  Zareba Systems manufactures electronic perimeter fence systems, and Waters Medical Systems manufactures renal perfusion devices and whole blood oximeter products.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland, the largest manufacturer of electronic perimeter fence systems in the United Kingdom. To facilitate the acquisition, the Company and Zaraba Systems Europe utilized credit facilities provided by Wells Fargo Bank and Bank of Scotland.  This acquisition impacted net sales significantly.

In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories.  The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties.  Orders are currently being accepted.  The Company continues to refine the perimeter security system to make it applicable to additional market segments.

Automatic gate opener systems and accessories initially target the do-it-yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchases the current Zareba product line. Automatic gate openers will also be available through commercial, security, and professional distribution in North America and Zareba Systems Europe.

Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months.  Backlog is not significant in this unit’s operation since most orders are filled within days after receipt of a customer’s order. As a result of this seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.

Results of Continuing Operations

Net sales from continuing operations for fiscal year 2005 were $32,607,000, up from $24,186,000 in fiscal year 2004, representing a 34.8 percent increase from the prior fiscal year. The sales increased primarily as a result of the Zareba Systems’ Rutland acquisition and secondarily due to increasing sales to the Company’s key customers in the Zareba Systems division, strengthening its customer base and expanding its product offering.

Zareba Systems

Zareba Systems’ net sales increased 39.9 percent in fiscal 2005, representing 92.8 percent of total Company sales as compared to 89.4 percent in the prior year. Zareba Systems’ sales increased primarily as a result of the Rutland acquisition: however, traditional markets expanded 8.9 percent due to increasing sales to the Company’s key customers, broadening its customer base and expanding its product offering. The inclusion of Rutland’s results of operations contributed $6,704,000 in net sales for fiscal year 2005 for the nine-month period since the acquisition. Also, contributing to Zareba Systems’ net sales increase were the continued consolidation of the U.S. agricultural retail industry, dominance of Zareba Systems’ products in the major retail chains, new product releases and consistent quality and delivery. The Company believes that Zareba Systems’ sales will continue to grow, pending continued overall improvement in general economic conditions and continued consolidation of the U.S. agricultural retail industry, spurred on by the Rutland acquisition, recently introduced perimeter security system product line, automatic gate openers, other additional product development efforts, lower costs through the development of singular, metrics-based, supplier relationships, and Zareba Systems’ quality and delivery performance.

On September 27, 2004, the Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the new subsidiary, Zareba Systems Europe, are included in the Company’s consolidated financial statements since the date of acquisition.

During the Company’s third quarter it launched its family of DIY retail merchandised automatic gate openers for which it expects sales to continue building into 2006. Additional products are expected during the current fiscal year 2006.

During the fourth quarter of fiscal year 2005, the Company announced limited availability of its new proprietary perimeter security system for its Zareba Systems division. The perimeter security systems and automatic gate openers are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.

Waters Medical Systems

Waters Medical Systems, Inc.’s (WMS) net sales decreased 8.0 percent in fiscal year 2005 to $2,356,000, contributing 7.2 percent of total Company sales, as compared to $2,560,000 or 10.6 percent of Company sales the prior year. We believe the decrease reflects stronger than expected sales in the first half of fiscal year 2004 due to issuance of orders by customers that had previously delayed capital expenditures.

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

The RM3 continues to penetrate global markets as well as the United States market. WMS works closely with Organ Procurement Organizations and independent organizations to design and complete perfusion and preservation laboratories, and works actively with the International Society for Organ Preservation to increase training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

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

Combined Business

Net sales from continuing operations for fiscal year 2005 were $32,607,000, an increase of 34.8 percent, compared to $24,186,000 in the prior year. In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and pursuant to the Company’s decision that further investments in the division were not consistent with the Company’s strategies. The Company accounted for the results of Waters Network Systems as a discontinued operation in the Company’s fiscal year 2004 financial statements.

Net income for fiscal year 2005 was $850,000 or $0.36 per basic share compared to $1,964,000 or $0.85 per basic share for fiscal year 2004. Certain one time events affected each of the last two fiscal years. The Company’s operating results for fiscal year 2005, included one-time Rutland Electric Fence Company expenses (related to indirect and general and administrative expenses related to the acquisition and integration) of approximately $409,000 or $262,000 net of tax, while the prior fiscal year included a pre-tax gain of $288,000 from the sale of Principal Financial Group common stock and $1.2 million from the sale of the Company’s Rochester facility, for a combined contribution net of tax of $980,000.

The gross profit decreased to 36.7 percent of net sales in fiscal year 2005 from 38.2 percent in fiscal 2004. The improvement in manufacturing fixed overhead absorption resulting from increased North American sales was offset by a rework of a significant customer’s product configuration, in addition to certain increased material and air freight costs.

Zareba Systems business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. As a result of this seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its impact on gross margin, working capital and cash flow during the Company’s fiscal year.

General and administrative expenses were $3,488,000 for fiscal year 2005, representing an increase of $1,100,000 for the year when compared to the prior fiscal year. A significant portion of the increase resulted from the Rutland acquisition and the related inclusion of Rutland acquisition expenses in combined operating results as well as increases in legal and professional fees and increased information technology costs. The Company believes that general administrative expenses will normalize in future quarters as a result of the reduced Rutland acquisition related expenses and anticipated cost savings.

Sales and marketing expenses were $5,260,000 for the fiscal year 2005, representing an increase of $1,107,000 when compared to the prior year’s expense of $4,153,000. The increase resulted primarily from expanded sales and marketing activities to develop and support the launch of automatic gate openers and new perimeter security systems products and inclusion of Rutland expenses in combined operating results. In fiscal year 2006, the Company expects sales and marketing expenses to increase as it continues to develop new products and enhance its position as a global provider of perimeter protection products.

Research and development expenses totaled $1,257,000 for the year ended June 30, 2005, representing an increase of $462,000 as compared to the prior year. The increase primarily resulted from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems’ automatic gate openers and perimeter security systems as well as the inclusion of Rutland expenses in combined operating results. The Company expects to aggressively continue to invest in research and development efforts to expand, deploy and support the launch of new products and develop enhancements to existing product offerings. The estimated research and development expense for the year ending June 30, 2006 is $1,366,000. These efforts support the drive to the Company’s $50 million sales target.

Interest income earned for the fiscal year 2005 was $22,000 compared to $4,000 in the prior year due to an increase in cash balances from the previous year.

Interest expense, principally related to the Company’s and Zaraba Systems Europe’s term debt to finance the Rutland acquisition, amounted to $518,000 as compared to $157,000 in the prior year.

Contributing to fiscal year 2004 income tax provision were taxes of $103,000 from the sale of Principal Financial Group common stock and $427,000 from the sale of the Company’s Rochester facility.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 107,974 and 117,779 shares for fiscal years 2005 and 2004, respectively, in computing the diluted per-share data. The increases were a result of the assumed exercise of outstanding management stock options and an employee stock purchase plan.

Liquidity and Capital Resources

The Company’s cash balance on June 30, 2005, was $1,054,000, an increase of $1,054,000 from June 30, 2004. The Company’s working capital position on June 30, 2005, was $7,548,000, an increase of $3,085,000 from $4,463,000 on June 30, 2004.

The increase in cash and working capital position resulted primarily from the September 2004 Rutland acquisition. The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of the new subsidiary (Zareba Systems Europe) have been included in the Company’s consolidated financial statements since the date of acquisition.

Utilizing a like-kind exchange, in the second quarter of fiscal year 2004, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility and the sale of the Rochester, Minnesota, facility.  The Company recorded a book gain of $1.2 million and a deferred tax gain of $1.1 million on the sale.  The purchase eliminated the lease payments of the Ellendale facility as well as reduced operating expenses stemming from idle plant capacity that existed in the Rochester facility. These savings were offset by the costs of leasing and operating premises in Rochester, Minnesota, housing the Company’s administrative offices and WMS’ manufacturing facility, as well as building depreciation on the newly acquired Ellendale facility. The simultaneous acquisition of the Ellendale facility and sale of the Rochester facility resulted in a $1,998,000 use of cash and provided for $1,685,000 in cash proceeds, respectively.

Both the Wells Fargo and the Bank of Scotland credit facilities are secured by assets of the Company and Zaraba Systems Europe in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s and Zaraba Systems Europe’s bank debt facilities will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next 12 months.

Capital expenditures were $272,000 during fiscal year 2005 for improvements to manufacturing equipment and purchases of new product tooling and computer equipment, which comprised the bulk of such capital expenditures. The Company believes it will continue to increase in capital expenditures designed to increase sales and improve its overall efficiency and business management as a result. Capital expenditures, excluding the incremental cash used with the like-kind exchange of the Company’s Rochester and Ellendale buildings, totaled $336,000 during fiscal year 2004.

In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition.  The WF credit facility secured by the Company included an aggregate credit limit of $7,800,000 consisting of revolving credit up to $6,000,000 and term credit up to $1,800,000. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 6.75 percent on June 30, 2005. Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.  The Company paid $72,690 for fees relating to the term credit facility. The fees are included in “Other Assets” on the accompanying balance sheet, and are being amortized over the life of the loan using the straight-line method, which approximates the interest method.  As of June 30, 2005, the outstanding amount on the WF credit facility was $4,825,275, with an additional $824,725 available for the future draws.  Included in the outstanding amount was $500,000 from a “swingline advance” which is due on October 31, 2005.  Future WF availability is determined by the daily eligible collateral net of outstanding loan balance. The WF eligible collateral is back by certain assets of the company comprised of accounts receivable, inventory and plant and equipment.

Also, in September 2004, Zaraba Systems Europe secured a £2,214,000 term loan (approximately $4,002,000) and a £500,000 (approximately $903,800) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland shares (See Note 3). Under the terms of the BoS agreements, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate.  On June 30, 2005, the effective interest rate was 6.875 percent.   The overdraft facility has a maturity date of September 27, 2005.  As of June 30, 2005 there was no outstanding balance on the overdraft facility.  The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $89,000).   BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility. The fee of £166,000 (approximately $297,000) is included in “Other Assets” on the accompanying balance sheet, and is being amortized over the five-year term of the loan using the straight-line method, which approximates the interest method.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former owners of NCP for a non-compete agreement signed in connection with the acquisition. As of June 30, 2005, a total of $500,000 remains under this obligation.

The table below shows a summary of the Company’s remaining contractual cash obligations including interest expense at June 30, 2005, including the above listed items to the Company’s new credit facility and other term debt.

Contractual Obligations-United States

(In thousands)	FY2006	FY2007	FY2008	FY2009	FY2010	After FY2010	Total
Long-term debt	$1,993	$1,404	$3,765	$0	$0	$0	$7,163
Covenant not-to-compete	268	251	—	—	—	—	519
Operating leases	127	128	101	36	—	—	391
TOTAL	$2,388	$1,783	$3,866	$36	$0	$0	$8,073

Contractual Obligations-United Kingdom

(In thousands)	FY2006	FY2007	FY2008	FY2009	FY2010	After FY2010	Total
Long-term debt	$1,011	$1,009	$1,005	$1,018	$251	$—	$4,294
Operating leases	304	304	304	304	304	4,670	6,190
TOTAL	$1,315	$1,313	$1,309	$1,322	$555	$4,670	$10,484

Critical Accounting Estimates

The Company’s critical accounting estimates are discussed below.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer.

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

Under SFAS No. 142, the Company currently evaluates goodwill and indefinite lived intangible assets (trade names) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would reduce the fair value of an entity below its carrying value. The Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate additional impairment charges that reduce the carrying value of goodwill.

Contingencies

We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. Currently there are no pending material legal proceedings.

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively. The Company has not evaluated the impact, if any of the adoption of SFAS No. 151 on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and substance. A no-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for no-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The impact of the SFAS No. 123R has not been determined by the Company. The Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products and the ongoing impact of the Rutland acquisition, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales, which depends on the cost, timing, and success of the Company’s development efforts and new products, the success of the

Zareba Systems Europe subsidiary, and the continued impact of the integration of its products with Zareba Systems, the actual development of the perimeter security systems and automatic gate openers as emerging and growing markets of the Company, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) strengthened product offerings in the security and perimeter electric fence markets due to the Rutland acquisition which depend on the Company’s ability to achieve synergies, the quality of the product offerings, and competition from other suppliers; (d) the success of new product introductions in the U.S. which depends on the timing, customers in Europe, acceptance and demand, and other competitive factors; (e) manufacturing and operational efficiencies as Rutland’s products are integrated with those of Zareba Systems, which depends on the collaboration of personnel and the actual synergies produced; (f) the normalization of general administrative expenses in the future depends on the success and timing of fully incorporating the Rutland operations into the Company; (g) increases in sales and overall efficiency as a result of recent capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency; and (h) obtaining the Company’s goal of $50 million in sales by 2008 depends on actual results, actual success of product introductions, actual synergies produced with Rutland acquisition, in addition to competition and other general business conditions.

ITEM 7. FINANCIAL STATEMENTS

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Waters Instruments, Inc.

The management of Waters Instruments, Inc. (Waters) has prepared and is responsible for the consolidated financial statements and related financial information contained in this report. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, using management’s best judgment and estimates. The other financial data contained in this report is consistent with that in the consolidated financial statements.

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

Virchow, Krause & Company, LLP, independent registered public accounting firm, was retained to audit Waters’ consolidated financial statements and to issue a professional opinion as to whether such statements present fairly, in all material respects, Waters’ financial position, results of operations and cash flows for the year ended June 30, 2005.

/s/ Gregory J. Anshus
Gregory J. Anshus
Chief Financial Officer

Minneapolis, Minnesota
August 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Waters Instruments, Inc.
Rochester, Minnesota

We have audited the accompanying consolidated balance sheet of Waters Instruments, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waters Instruments, Inc. and subsidiaries as of June 30, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota	/s/ Virchow, Krause & Company, LLP
August 23, 2005	Virchow, Krause & Company, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Waters Instruments, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Waters Instruments, Inc. and its wholly owned subsidiary at June 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Minneapolis, Minnesota	/s/ PricewaterhouseCoopers LLP
August 6, 2004	PricewaterhouseCoopers LLP

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

WATERS INSTRUMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Year ended June 30
(In thousands, except share and per share data)	2005	2004
Net sales	$32,607	$24,186
Cost of goods sold	20,630	14,958
Gross profit	11,977	9,228
Operating expenses
General and administrative	3,488	2,388
Sales and marketing	5,260	4,153
Research and development	1,257	795
Total operating expenses	10,005	7,336
Operating income from continuing operations before gain	1,972	1,892
Gain on sale of building (Note 10)	—	1,222
Operating income from continuing operations	1,972	3,114
Other income (expense), net
Gain on demutualization (Note 9)	—	288
Interest income	22	4
Interest expense	(518)	(157)
Other expense, net	(269)	(149)
Income from continuing operations before income taxes	1,207	3,100
Income tax provision	357	1,124
Income from continuing operations	850	1,976

Discontinued operations:
Loss from operations of WNS division, less applicable tax effect	—	(15)
Gain on disposal of WNS division, less applicable income tax effect	—	3
NET INCOME	850	1,964
Other comprehensive income (loss):
Foreign currency translation adjustment	(13)	—
Comprehensive income	$837	$1,964

Basic income per share from continuing operations	$0.36	$0.85
Diluted income per share from continuing operations	$0.34	$0.81

Basic loss per share from discontinued operations	$0.00	$0.00
Diluted loss per share from discontinued operations	$0.00	$0.00

Basic net income per share	$0.36	$0.85
Diluted net income per share	$0.34	$0.81

Dividends per share	$0.04	$0.04

Weighted average number of shares outstanding – basic	2,392,460	2,311,723
Weighted average number of shares outstanding – diluted	2,500,434	2,429,502

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	June 30,
(In thousands, except share and per share data)	2005	2004

Current assets
Cash and cash equivalents	$1,054	$—
Accounts receivable, net	7,248	5,352
Inventories	6,287	3,958
Prepaid expenses	478	291
Deferred income taxes	342	273
Total current assets	15,409	9,874
Property, plant and equipment	9,266	8,039
Less accumulated depreciation	5,013	4,184
Property, plant and equipment, net	4,253	3,855
Other assets
Goodwill	6,023	2,998
Trademarks	2,624	2,075
Customer Relationships, net	1,914	—
Non-compete agreement, net	271	521
Other, net	359	56
Total other assets	11,191	5,650
TOTAL ASSETS	$30,853	$19,379

Current liabilities
Accounts payable	$2,470	$1,855
Accrued salaries, wages, and other compensation	726	614
Accrued product warranties	413	354
Other accrued liabilities	942	594
Income taxes payable	580	228
Short-term borrowing	520	727
Current maturities of long-term debt and non-compete agreement	2,210	1,039
Total current liabilities	7,861	5,411
Deferred income taxes	1,070	543
Non-compete agreement, less current portion	250	500
Long-term debt, less current maturities	7,905	15
Total liabilities	17,086	6,469

Stockholders’ equity
Undesignated shares as of June 30, 2005, $0.01 par value, 39,950,000 shares authorized and 0 outstanding; Undesignated shares as of June 30, 2004, 0 shares authorized and 0 shares outstanding;
Series A Preferred Stock as of June 30, 2005, $0.01 par value per share, 50,000 shares authorized, and no shares issued or outstanding; Series A Preferred Stock as of June 30, 2004, no shares authorized or outstanding	—	—
Preferred stock as of June 30, 2005, 0 shares authorized and no shares issued and outstanding; Preferred stock as of June 30, 2004, $25 par value, 120,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock as of June 30, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,404,655 shares; Common stock as of June 30, 2004, authorized: 5,000,000 shares; issued and outstanding: 2,350,296 shares	24	23
Additional paid-in capital	1,894	1,779
Accumulated other comprehensive loss foreign currency translation adjustment	(13)	—
Retained earnings	11,862	11,108
Total stockholders’ equity	13,767	12,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,853	$19,379

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
				Comprehensive
				Loss Foreign
	Common Stock			Currency
	Outstanding	Amount	Additional Paid	Translation	Retained	Stockholders’
(In thousands)	Shares	Amount	In Capital	Adjustment	Earnings	Equity
Balance June 30, 2003	2,279	$23	$1,573	$—	$9,236	$10,832
Net income	—	—	—	—	1,964	1,964
Dividends paid ($.04/share)	—	—	—	—	(92)	(92)
Issuance of common stock	71	0	206	—	—	206
BALANCE JUNE 30, 2004	2,350	$23	$1,779	$—	$11,108	$12,910
Comprehensive Income
Net Income					850	850
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Dividends paid ($.04/share)	—	—	—	—	(96)	(96)
Issuance of Common Stock
Employee Stock Purchase Plan	46	1	51	—	—	52
Exercise of Stock Option	9	0	64	—	—	64
BALANCE JUNE 30, 2005	2,405	$24	$1,894	$(13)	$11,862	$13,767

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

	Year Ended June 30
(In thousands)	2005	2004

Cash flows provided by operations
Cash received from customers	$32,534	$25,457
Interest received	22	4
Cash provided by operations	32,556	25,461
Cash paid to suppliers and employees	29,344	22,775
Taxes paid	1,021	699
Interest paid	507	170
Cash disbursed from operations	30,872	23,644
Net cash provided by operations	1,684	1,817
Cash flows provided by (used for) investing:
Acquisition of building	—	(1,998)
Proceeds from sale of building	—	1,685
Purchase of property and equipment	(272)	(336)
Proceeds from disposal of plant and equipment	—	23
Payments related to earnout liability	(91)	(101)
Acquisition of business, net of cash acquired	(8,517)	—
Advances from affiliate	—	181
Net cash used for investing	(8,880)	(546)
Cash flows from financing:
Cash dividend payment	(96)	(92)
Net advances on short-term borrowing	20	727
Proceeds from the sale of common stock	116	206
Proceeds from long-term debt	11,190	—
Payments on non-compete liability	(250)	(250)
Payments for debt issuance costs	(384)	—
Payments on long-term debt	(2,352)	(2,668)
Net cash from (used for) financing	8,244	(2,077)
Effect of exchange rate changes in cash	6	—
Net increase (decrease) in cash and cash equivalents	1,054	(806)
Cash and cash equivalents - beginning of year	—	806
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,054	$0

Reconciliation of net income to net cash provided by operations
Net income	$850	$1,964
Depreciation and amortization	1,392	949
Allowance for doubtful accounts	127	24
Loss (gain) on disposal of plant and equipment	5	(3)
Deferred income taxes	(71)	305
Gain on disposal of WNS division, before taxes (Note 11)	—	(4)
Gain on like-kind exchange (Note 10)	—	(1,222)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable	(639)	697
Tax receivable	440	—
Inventories	811	(155)
Prepaid expenses	(137)	(134)
Other assets	—	8
Short-term securities (Note 9)	—	(288)
Income taxes payable	(361)	118
Accounts payable and accrued expenses	(733)	(442)
NET CASH PROVIDED BY OPERATIONS	$1,684	$1,817

	Year Ended June 30
(In thousands)	2005	2004

Supplemental Schedule of Non-cash Investing and Financing Activities
Accrued additional purchase price related to earn-out payment	49	101
Assets Acquired and Liabilities Assumed
Accounts receivable acquired in acquisition of subsidiary	1,826	0
Inventories acquired in acquisition of subsidiary	3,129	0
Prepaids acquired in acquisition of subsidiary	52	0
Property and equipment acquired in acquisition of subsidiary	962	0
Goodwill recorded in acquisition of subsidiary	2,973	0
Trademarks acquired in acquisition of subsidiary	550	0
Customer relationships acquired in acquisition of subsidiary	2,147	0
Accounts payable assumed in acquisition of subsidiary	935	0
Other accrued liabilities assumed in acquisition of subsidiary	766	0
Income taxes payable assumed in acquisition of subsidiary	991	0
Deferred income tax recorded in acquisition of subsidiary	528	0

See notes to the consolidated financial statements.

WATERS INSTRUMENTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

1.              Nature of Business and Significant Accounting Policies

Nature of Business

The Company operates two principal business units: Zareba Systems (Zareba), including Zareba Systems Europe, and Waters Medical Systems (WMS), the assets for which on June 30, 2005 were placed in the wholly-owned subsidiary, Waters Medical Systems, Inc. The sales of products from the business units occur principally within North America and the United Kingdom. Zareba and Zareba Systems Europe design, manufacture and market electronic perimeter  fence systems including  energizers, high tensile fence systems, insulators, poly wire, tape and rope, automatic gate openers and perimeter security fence systems  for human and animal control, containment, and deterrent.  WMS designs, manufactures and markets organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Waters Instruments, Inc. and its wholly-owned subsidiaries, Zareba Systems Europe Limited, Waters Medical Systems, Inc. and Zareba Systems of Canada, Ltd. (collectively, “Waters” or the “Company”). All inter-company accounts and transactions between consolidated entities have been eliminated.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2005, the fair value of the Company’s long-term debt approximated their carrying value.

Foreign Currency Translations and Transactions

Foreign assets and liabilities are translated using the year-end exchange rates. Results of operations are translated using the average rates throughout the year. The translation gains or losses are accumulated as a separate component of stockholders’ equity.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income and the effects of foreign currency translation adjustments. The accumulated other comprehensive income for the foreign currency translation adjustment at June 30, 2005 was a loss of $13,000, and the net tax effect was not significant.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Generally, the Company’s cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments. The Company deposits its cash in high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Accounts Receivable

The Company generally requires no collateral from its customer with respect to trade accounts receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical experience and the expected ability to collect all accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $191,000 and $69,000 at June 30, 2005 and 2004, respectively. Accounts receivable over 90 days were $87,000 and $63,000 at June 30, 2005 and 2004, respectively.

Shipping and Handling

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in operating expenses. Shipping and handling costs included in operating expenses were $1,253,000 and $1,213,000 for the years ended June 30, 2005 and 2004, respectively.

Inventories

Inventories are recorded at the lower of cost using standard cost which equates to FIFO (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 40 years for buildings, 5 to 15 years for improvements, and 3 to 10 years for machinery, equipment, and office furniture. Leasehold improvements are amortized using the straight line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to other expenses.

Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, the goodwill and trademarks acquired with the purchase of North Central Plastics (NCP) and Rutland (United Kingdom) are not being amortized, but are subject to periodic impairment testing. The trademarks are considered an indefinite lived intangible and therefore, not subject to amortization but rather periodic impairment tests. The NCP non-compete agreement is being amortized on a straight-line basis over five years. The Rutland customer relationships are being amortized on a straight-line basis over seven years.

Investment in Affiliate

During the second quarter of fiscal year 2004, the Company acquired the remaining shares of its Canadian subsidiary, Zareba Systems of Canada LTD, and consolidated the subsidiary into the Company’s financial statements.  Prior to the Company’s acquisition of all remaining shares, the Canadian subsidiary was accounted for under the equity method.  Pro forma results for prior periods were not considered material and are therefore not disclosed. The Company’s operations include net sales and other costs and operating expenses of this subsidiary starting with the second quarter of fiscal year 2004.

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

Under SFAS No. 142, the Company evaluates goodwill for impairment annually using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during fiscal year 2004 and 2005 (in thousands):

Balance at June 30, 2003	$400
Warranty Expense	351
Closed Warranty Claims	(397)
Balance at June 30, 2004	$354

Warranty Expense	340
Closed Warranty Claims	(281)
Balance at June 30, 2005	$413

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

The Company has adopted the disclosure provisions of SFAS No. 123 and SFAS No. 148 for employee stock-based compensation.  For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated in the following table (dollars in thousands except per share data):

	FY2005	FY2004
Net Income
As reported	$850	$1,964
Pro forma stock-based compensation cost	$(42)	$(14)
Pro forma	$808	$1,950
Basic Earnings per Share
As reported	$0.36	$0.85
Pro forma	$0.34	$0.84
Diluted Earnings per Share
As reported	$0.34	$0.81
Pro forma	$0.32	$0.80

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rate of 1.25 and 1.25 percent; price volatility of 92.15 and 73 percent, risk-free interest rate of 4.25 and 4.25 percent and an expected life of 10 years for the years ended June 30, 2005 and 2004, respectively.

Employee Benefits

The Company has a calendar year-end 401(k) deferred savings plan for all United States employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During each of the years ended June 30, 2005 and 2004, the Company expensed $35,000 and $30,000 in matching contributions, respectively.

The Company offers medical insurance to its U.S. associates, which it self-insures up to $35,000 per individual and $1,000,000 in aggregate. During the years ended June 30, 2005 and 2004, the amounts charged to general and administrative expense under this plan were $234,000 and $286,000, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders, as well as having direct sales for key accounts or product lines. Merchandise is then shipped to the Company’s final customer, which most frequently is a wholesale distributor or reseller of the Company’s products. The Company recognizes revenue as products are shipped based on FOB shipping point terms when the title passes to the customer. The Company accounts for customer rebates expenses when they are probable and can be estimated on the accrual basis.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the production costs of advertising to expense as incurred. Advertising expenses for the years ended June 30, 2005 and 2004 were $736,000 and $603,000, respectively.

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

Basic and Diluted Net Income per Common Share

Basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per share amounts are computed similar to basic per share except that the weighted average number of common shares outstanding are increased to include additional shares for the assumed exercise of all potential common stock instruments, unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The number of additional shares is calculated by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended June 30, 2005 and 2004 was to increase the weighted average shares outstanding by 107,974 and 117,779, respectively.

Following is a reconciliation of basic and diluted net income per share for the years ended June 30, 2005 and 2004, respectively.

	Year ended
	June 30
	2005	2004
Numerator (in thousands):
Income from continuing operations	$850	$1,976
Loss on discontinued operations	—	$(12)
Net income	$850	$1,964

Denominator (in thousands):
Denominator for weighted average common shares outstanding-basic	2,392	2,312
Dilution associated with the company’s stock- based compensation plans	108	118
Denominator for weighted average common shares outstanding-diluted	2,500	2,430

Income from continuing operations per share-basic	$0.36	$0.85
Income from continuing operations per share-diluted	$0.34	$0.81

Loss on discontinued operations per share-basic	$0.00	$(0.00)
Loss on discontinued operations per share-diluted	$0.00	$(0.00)

Net income per share-basic	$0.36	$0.85
Net income per share-diluted	$0.34	$0.81

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

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 151 on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and substance. A no-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for no-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The impact of the SFAS No. 123R has not been determined by the Company. The Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  These reclassifications had no effect on the Company’s stockholders’ equity, net income or net cash flows as previously reported.

2.              Balance Sheet Highlights

Trade Accounts Receivable

Trade accounts receivable consist of the following at June 30:

(In thousands)	2005	2004
Accounts receivable	$7,439	$5,421
Less allowance for doubtful accounts	(191)	(69)
TOTALS	$7,248	$5,352

Inventories

Inventories consist of the following at June 30:

(In thousands)	2005	2004
Raw materials	$4,372	$2,751
Work-in-process	159	47
Finished goods	1,756	1,160
TOTALS	$6,287	$3,958

Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30:

Major classes of depreciable assets (in thousands)	2005	2004
Land	$205	$205
Building and improvement	1,846	1,829
Machinery and equipment	3,621	3,351
Office furniture	1,541	1,433
Vehicles	194	91
Jigs, dies and fixtures	1,859	1,130
TOTAL DEPRECIABLE ASSETS	$9,266	$8,039

Major classes of accumulated depreciation (in thousands)	2005	2004
Building and improvements	$85	$32
Machinery and equipment	2,724	2,426
Office furniture	1,289	1,185
Vehicles	107	79
Jigs, dies and fixtures	808	462
TOTAL ACCUMULATED DEPRECIATION	$5,013	$4,184

Depreciation & amortization expense (in thousands)	2005	2004
Depreciation expense	$834	$688
Amortization expense	558	261
TOTAL DEPRECIATION & AMORTIZATION EXPENSE	$1,392	$949

3.              Acquisition of Rutland Electric Fencing Company Ltd.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, UK.  Under the stock purchase agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of approximately $10,453,000. The transaction was funded primarily with bank debt and cash.  (See Note 5 regarding Financing disclosure).

Included in the total purchase price of $10,453,000, are estimated direct acquisition costs of $595,000 and cash acquired of $1,936,000.  The assets and liabilities acquired were recorded at their estimated fair market values on the date of acquisition. The allocation of purchase price is (in thousands) based on the exchange rate effective at September 27, 2004 as follows:

(in thousands)
Net tangible assets acquired	$4,783
Fair value of customer relationships	2,147
Fair value of trademark	550
Fair value of goodwill	2,973
Total purchase price (including acquisition costs)	$10,453
Less cash acquired	(1,936)
Purchase price, net of cash acquired	$8,517

The net tangible assets acquired are as follows:

(in thousands)
Cash	$1,936
Accounts receivable	1,826
Inventories	3,128
Prepaids	53
Property and Equipment	962
Accrued liabilities	(1,015)
Income taxes payable	(1,579)
Deferred income taxes	(528)
Net tangible assets acquired	$4,783

The goodwill is not expected to be deductible for tax purposes.

Operating results of the acquired company were included in our consolidated financial statements from the date of acquisition.  This acquisition is expected to strengthen our product offerings in the security and electric perimeter fence markets. Zareba Systems Europe has 55 employees and annual sales of approximately $9 million. Zareba Systems Europe will continue the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities.

The Company has accounted for this transaction as a purchase in accordance with SFAS No. 141, Business Combinations.

The following are unaudited pro forma operating results as if the acquisition had taken place at July 1, 2003.

The fiscal year 2005 and 2004 pro forma results exclude the gain on sale of building.  (See Note 10 regarding Gain on Sale of Building.)

	For Years Ended June 30,
(in thousands, except share and per share data)	2005	2004
Net sales	$34,669	$32,575
Income from continuing operations	$1,105	$976
Net Income	$1,105	$976

Basic income per share from continuing operations	$0.46	$0.42

Diluted income per share from continuing operations	$0.44	$0.40

Basic net income per share	$0.46	$0.42

Diluted net income per share	$0.44	$0.40

Weighted average number of shares outstanding – basic	2,392,460	2,311,723
Weighted average number of shares outstanding - diluted	2,500,434	2,429,502

4.              Goodwill and Other Intangible Assets

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004 are as follows (in thousands):

Balance as of June 30, 2003	$2,897
Increase goodwill associated with the NCP Earn-out payment	91
Increase goodwill associated with purchase remaining stock of Canadian subsidiary	10

Balance as of June 30, 2004	$2,998
Increase goodwill associated with the NCP Earn-out payment	49
Goodwill acquired as a result of acquisition	2,973
Currency Translation Adjustment	3
Balance as of June 30, 2005	$6,023

As of June 30, 2005 and 2004, earn-out payments of $49,000 and $91,000, respectively, were assigned to goodwill based on management’s assessment of operating results in connection with the North Central Plastics, Incorporated Stock Purchase Agreement which included an earn-out agreement that requires the Company to pay the Sellers up to an additional $750,000 if operating results of the Company in fiscal years through 2006 exceed predetermined levels.

The changes in the carrying amount of indefinite lived intangible assets for the years ended June 30, 2005 and 2004 are as follows (in thousands):

Balance as of June 30, 2003	$2,075
Balance as of June 30, 2004	$2,075
Trademarks acquired during the period	550
Currency Translation Adjustment	(1)
Balance as of June 30, 2005	$2,624

Intangible assets subject to amortization were as follows (in thousands):

	June 30, 2005				June 30, 2004
	Gross Carrying Amounts	Currency Translation Adjustment	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Customer Relationships	$2,147	$(3)	$230	$1,914	$0	$0	$0
Non-compete	1,250		979	271	1,250	729	521
	$3,397	$(3)	$1,209	$2,185	$1,250	$729	$521

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2006	$556
2007	327
2008	307
2009	307
2010	307
Thereafter	381
$2,185

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be evaluated for impairment using a two-step test, based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill, determining the fair value of the Company’s Zareba reporting unit using a discounted cash flow model. As a result of the impairment analysis, the Company was not required to record an impairment charge as the fair value of the reporting unit exceeded its carrying value. The Company also completed a transitional impairment test of its indefinite lived intangible asset, the trademarks, by determining the fair value of the trademarks using the discounted cash flow model. As a result of this impairment analysis, the Company was not required to record an impairment charge, as the fair value of the trademarks exceeded its carrying value. On a prospective basis, the Company is required to test acquired goodwill and indefinite lived intangible assets on an annual basis based upon a fair value approach. Additionally, goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.

At June 30, 2005 and June 30, 2004, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.

Amortization expenses related to definite lived intangible assets for 2005 and 2004 were $250,000 and $250,000, respectively. Estimated amortization expense of identified intangible assets for the next two years is as follows (in thousands):

2006	$250
2007	$21
TOTAL	$271

5.              Financing

In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit credit facility for the Rutland acquisition.  The WF credit facility secured by the Company included an aggregate credit limit of $7,800,000, consisting of revolving credit up to $6,000,000 and term credit of $1,800,000.  Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter.  The effective interest rate was 6.75 percent on June 30, 2005.  The term notes require monthly principal payments of $19,168 plus interest.  Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.  In addition, the WF credit facility agreement contains certain prepayment clauses as defined in the agreement and certain minimum required annual interest payments.  The Company paid $72,690 for fees relating to the term credit facility.  The fees are included in “Other Assets” on the accompanying balance sheet, and are being amortized over the life of the loan using the straight-line method, which approximates the interest method.  As of June 30, 2005, the outstanding amount on the WF credit facility was $4,825,275, with an additional $824,725 available for the future draws.  Included in the outstanding amount was $500,000 from a “swingline advance” which is due on October 31, 2005.  Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.  The WF eligible collateral is based on certain assets of the company comprised of accounts receivable, inventory and plant and equipment.

United States Bank Debt as of June 30, 2005 and 2004

(In thousands)	FY2005	FY2004
Note payable to bank	$5,921	$781
Short-term borrowings	500	727
Other	13	23
	6,434	1,531
Less current maturities and short-term borrowings	(1,643)	(1,516)
TOTALS	$4,791	$15

In addition to bank and non-compete debt, the Company has “Other” low interest note payable as an incentive from a local utility to make upgrades in its operations to reduce future electrical peak usage. The note payable was comprised of $9,000 and $8,000 short-term and $4,000 and $15,000 long-term as of June 30, 2005 and 2004, respectively.

United Kingdom Financing

Also, in September 2004, Zaraba Systems Europe secured a £2,214,000 term loan (approximately $4,002,000) and a £500,000 (approximately $903,800) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 3). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate with a five-year term. On June 30, 2005 the effective interest rate was 6.875 percent. The overdraft facility has a maturity date of September 27, 2005.  As of June 30, 2005 there was no outstanding balance on the overdraft facility.  The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $89,000).  BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility.  The fee of £166,000 (approximately $297,000) is included in “Other Assets” on the accompanying balance sheet, and is being amortized over the five-year term of the loan using the straight-line method, which approximates the interest method.

United Kingdom Bank Debt as of June 30, 2005 and 2004

(In thousands)	FY2005	FY2004
Note payable to bank	$3,931	$—
Short-term borrowings	20	—
	3,951	—
Less current maturities and short-term borrowings	(837)	—
TOTALS	$3,114	$—

Both the Wells Fargo Business Credit and the Bank of Scotland credit facilities are collateralized by substantially all of the assets of the Company and in Zaraba Systems Europe respective localities.  Debt issuance costs incurred in the amount of $370,000 are being amortized over the life of the related debt.  Amortization expense was $78,000 for the year ended June 30, 2005.

Principal requirements on long-term debt and non-compete agreements for years ending after June 30, 2005 are as follows:

2006	$2,730
2007	2,284
2008	4,604
2009	1,016
2010	251
Total	$10,885

Line of credit borrowings are limited to eligible accounts receivable and inventory. Debt is subject to covenants, and the Company is currently in compliance with such covenants.

6.              Income Taxes

Domestic and foreign income before provision for income taxes from continuing operations consists of the following:

(In thousands)	2005	2004
Domestic	$480	$2,995
Foreign	727	105
Total	$1,207	$3,100

The income tax provision charged to continuing operations for the years ended June 30, 2005 and 2004 includes the following components:

(In thousands)	2005	2004
Current:
US federal	$212	$710
State	24	69
Foreign	180	40
Total current	$416	$819
Deferred:
US federal	$(59)	$280
State	—	25
Total deferred	$(59)	$305
TOTAL PROVISION	$357	$1,124

Income tax expense in the financial statements are as follows:

(In thousands)	2005	2004
Continuing operations	$357	$1,124
Discontinuing operations	—	(6)
Total income tax expense	$357	$1,118

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for continuing operations for the years ended June 30, 2005 and 2004 due to the following:

(In thousands)	2005	2004
Income tax expense at statutory rates	$411	$1,054
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	49	59
Research and development tax credits	(87)	(62)
Other – including foreign income tax at a lower tax rate than US Federal income tax rate	(16)	73
TOTAL	$357	$1,124

The 2005 and 2004 income tax reconciliation excludes the impact of the income tax expenses (benefit) included in the discontinued operations which was included in the loss from discontinued operations.

Net deferred tax assets consist of the following components as of June 30, 2005 and 2004:

(In thousands)	2005	2004
Deferred tax assets
Employee benefits	$80	$81
Inventory and receivable allowances	115	65
Warranty and contingency reserves	147	127
Non compete payable	236	175
Total deferred tax assets	$578	$448
Deferred tax liabilities
Property and equipment	848	718
Basis difference in costs recorded in the Rutland Acquisition (See Footnote 3)	458	—
Total deferred tax liabilities	$1,306	$718
NET DEFERRED TAX ASSETS (LIABILITY)	$(728)	$(270)

The components giving rise to the net deferred tax assets (liability) described above have been included in the Company’s Balance Sheets as of June 30, 2005 and 2004 as follows:

(In thousands)	2005	2004
Current assets	$342	$273
Non-current liabilities	(1,070)	(543)
NET DEFERRED TAX ASSETS (LIABILITY)	$(728)	$(270)

7.              Stockholders’ Equity

Amendment to Articles of Incorporation

On November 3, 2004, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation.  The approval increased the number of authorized common shares from 5,000,000 to 20,000,000, added 40,000,000 authorized undesignated shares, eliminated the 120,000 shares of previously authorized preferred shares, and changed the per value of the Company’s common and preferred shares from $0.10 per share and $25 per share, respectively, to $0.01 per share. The common stock value for years 2005 and 2004 have been adjusted retrospectively.

On March 8, 2005, the Company’s Board of Directors approved the authorization of 50,000 shares of Series A Preferred Stock with a par value of $0.01 per share in connection with the rights dividend.  Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Common Stock.  In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock.  Each share of Preferred Stock will have 100 votes, voting together with the Common Stock.  Finally, in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock.  These rights are protected by customary anti-dilution provisions.

Because of the nature of the Preferred Stock’s dividend, liquidation and voting rights, the value of the one one-hundredth of a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

Rights Dividend

On March 8, 2005, the Board of Directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share (the “Common Stock”), of the Company.  The dividend is attached with the shares of Common Stock that the shareholders held on March 18, 2005 (the “Record Date”) to the shareholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $.01 per share (the “Preferred Stock”), of the Company at a price of $70 per one one-hundredth of a Preferred Share, subject to adjustment.  The distribution of the rights dividend is not until the earlier of (i) 10 days following a public announcement by the Company or a person or group of affiliated or associated persons (an “Acquiring Person”) that such an Acquiring Person has acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate with a copy of this Summary of Rights attached thereto.  The Rights are not exercisable until the Distribution Date.  The Rights will expire on March 17, 2015 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company.

Stock Options

The Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”) in May 1995 and the shareholders of the Company approved the 1995 Plan at the Company’s annual meeting in October 1995. Following an increase in the authorized number of shares approved by the board in October 1999 and by shareholders in March 2000, the 1995 Plan provided for the grant of both incentive stock options and non-qualified stock options and reserves 562,500 shares of the Company’s Common Stock for issuance under the 1995 Plan and any previous plans of the Company, to be granted on a one-for-one basis.

The Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) in August 2004 and the shareholders of the Company approved the 2004 Plan at the Company’s annual meeting in November 2004.  The 2004 Plan provides for the grant of incentive or nonqualified stock options, restricted stock, stock appreciation rights, performance shares and performance units to officers, employees, directors, consultants or advisors of the Company (including its subsidiaries and affiliates).  There are 550,000 shares of the Company’s Common Stock reserved for issuance under the 2004 Plan, and no additional options will be granted under the 1995 Plan.

A total of five thousand and twenty-five (5,025) options were granted in the year ended June 30, 2005, and thirty-five thousand twenty-five (35,025) options were granted in the previous fiscal year 2004.

A summary of the status of the stock option plans at June 30, 2005 and 2004, and changes during the years ended on those dates are as follows:

	2005		2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	245,975	$3.48	270,600	$3.03
Granted	5,025	$8.47	35,025	$5.70
Exercised	(45,500)	$1.42	(59,650)	$2.73
Expired	(10,050)	$4.58	-0-	$.00
Outstanding, end of year	195,450	$4.03	245,975	$3.48
Exercisable at end of year	165,450	$3.69	215,975	$3.14
Weighted-average fair value per share of options granted during the year		$8.47		$4.32

As of June 30, 2005, the options outstanding have a weighted average remaining contractual life of 5.0 years, and exercise prices and unexercised options as follows:

				Options exercisable
	Options outstanding				Weighted
		Weighted	Weighted		Average
Exercise	Outstanding	Average	Average	Number	Exercisable
Price	Shares	Contractual Life	Exercise Price	Exercisable	Price
$4.58	20,100	2.3 years	$4.58	20,100	$4.58
$3.83	28,500	2.6 years	$3.83	28,500	$3.83
$2.67	10,050	3.3 years	$2.67	10,050	$2.67
$3.63	25,875	3.6 years	$3.63	25,875	$3.63
$4.00	25,875	4.6 years	$4.00	25,875	$4.00
$2.67	45,000	5.7 years	$2.67	45,000	$2.67
$4.52	5,025	8.3 years	$4.52	5,025	$4.52
$5.90	30,000	8.7 years	$5.90	—	—
$8.47	5,025	9.3 years	$8.47	5,025	$8.47
$2.67 to $8.47	195,450	5.0 years	$4.03	165,450	$3.69

In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85 percent of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2005 and 2004, were 8,859 and 11,472, respectively.

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

(In thousands)	FY2005	FY2004
Net sales:
Zareba Systems	$30,251	$21,626
Waters Medical Systems	2,356	2,560
TOTAL	$32,607	$24,186
Operating income:
Zareba Systems	$1,646	$1,165
Waters Medical Systems	326	727
TOTAL	$1,972	$1,892
Income tax provision:
Zareba Systems	$488	$405
Waters Medical Systems	97	254
Corporate	(228)	465
TOTAL	$357	$1,124
Capital expenditures:
Zareba Systems	$153	$232
Waters Medical Systems	51	24
Corporate	68	80
TOTAL	$272	$336

(In thousands)	FY2005	FY2004
Depreciation and amortization:
Zareba Systems	$1,237	$797
Waters Medical Systems	33	14
Corporate	122	138
TOTAL	$1,392	$949
Identifiable assets:
Zareba Systems	$28,189	$15,528
Waters Medical Systems	933	950
Corporate	1,731	2,901
TOTAL	$30,853	$19,379
Goodwill:
Zareba Systems	$6,023	$2,998
Waters Medical Systems	—	—
Corporate	—	—
TOTAL	$6,023	$2,998

Significant customers: (sales greater than 10 percent of net sales)

	FY2005	FY2004
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$6,197	$5,307

At June 30, 2005 and 2004, approximately 24 percent and 28 percent, respectively, of the Company’s accounts receivable were due from one customer (see Note 7). Accounts receivable from this customer totaled $1.8 million and $1.5 million at June 30, 2005 and 2004, respectively.

Geographic information:

(In thousands)	FY2005	FY2004
Net sales
United States	$24,633	$23,188
Other regions	7,974	998
TOTAL NET SALES	$32,607	$24,186
Long-lived assets
United States	$8,927	$9,505
United Kingdom	6,517	-0-
TOTAL LONG-LIVED ASSETS	$15,444	$9,505

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

10.       Gain on Sale of Building

The Company sold its Rochester, Minnesota, facility in the second quarter of fiscal year 2004.  Utilizing a like-kind exchange, the Company simultaneously closed on the purchase of the previously leased Ellendale, Minnesota facility.  The Company recorded a book gain of $1.2 million and deferred a tax gain of $1.1 million on the sale.

11.       Discontinued Operation

 In March 2004, the Company sold certain assets of its Waters Network Systems (WNS) division due to declining sales and the Company’s decision that further investments in WNS were not consistent with the Company’s strategies. Total consideration received was approximately $213,000 in cash. The gain realized on the sale was $3,000, net of tax. The Company accounted for the results of WNS as a discontinued operation in the Company’s financial statements, with sales included in the discontinued operations in the condensed consolidated statements of operations. The results of the discontinued operations do not reflect any interest expense or administrative overhead. In addition, the assets and liabilities of WNS are reported separately in the Balance Sheets on June 30, 2004. Prior year financial statements have been restated to present the WNS as a discontinued operation.

June 30,
Waters Network Systems (in thousands)	2004
Net sales	$814
Operating loss	$(23)

12.       Commitments and Contingencies

The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through September 22, 2029. Rent expense related to the operating lease was approximately $346,000 and $204,000 for the years ended June 30, 2005 and 2004, respectively. Future minimum lease payments are approximately as follows.

(In thousands)	Annual Lease
2006	$430
2007	432
2008	405
2009	340
2010	304
Thereafter	4,670
TOTAL	$6,581

The Company has a current employment agreement with the Company’s chief executive officer who also serves on the board. The Agreement provides for severance payments subject to certain conditions and events.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2005, the Company’s Board of Directors, at the recommendation of its audit committee, dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the Company’s independent registered public accounting firm and engaged Virchow, Krause & Company, LLP to serve as the Company’s independent public accountants for the fiscal year 2005.

PricewaterhouseCoopers’ reports on the financial statements of the Company for each of the years ended June 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2004 and 2003 and through March 31, 2005, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with their report on the Company’s consolidated financial statements for such years.

On April 1, 2005, the Audit Committee of the Board of Directors of the Company appointed Virchow, Krause & Company, LLP, to audit its consolidated financial statements for the fiscal year ending June 30, 2005.  During the

Company’s two most recent fiscal years and through March 31, 2005, the Company (i) did not consult with Virchow Krause on the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements within the meaning of Item 304(a)(2)(i) of Regulation S-B; and (ii) did not consult with Virchow Krause on any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification

The names and ages of executive officers of the Company, their positions and offices presently held, and the periods of service as such are as follows:

Name	Age	Position	First Became An Officer
Jerry W. Grabowski	53	President, Chief Executive Officer and Director	1993
Gregory J. Anshus	48	Vice President of Finance, Chief Financial Officer and Treasurer	1996

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

(b) Additional Information

Additional information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

The Company’s equity compensation plans as of June 30, 2005 are as follows.

	Number of securities to	Weighted average	Number of securities remaining
Equity	be issued upon exercise	exercise price of	available for future issuance under
Compensation	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plans	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Approved by security holders	195,450	$4.03	758,266	(1)
Not approved by security holders	0	$0	0
TOTAL	195,450	$4.03	758,266

(1) Includes 213,291 shares available for issuance under the Company’s 1997 Associates Stock Purchase Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

See Exhibit Index following the signature page of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Information required under this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 21, 2005.

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

Signature

Title

Date

/s/ Jerry W. Grabowski	President, Chief Executive Officer,	September 21, 2005
Jerry W. Grabowski	(Principal Executive Officer) and Director

/s/ Gregory J. Anshus	Chief Financial Officer (Principal Financial Officer	September 21, 2005
Gregory J. Anshus	and Principal Accounting Officer)

/s/ William R. Franta	Director	September 21, 2005
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 21, 2005
John A. Grimstad

/s/ Eugene W. Courtney	Director	September 21, 2005
Eugene W. Courtney

/s/ Dale A. Nordquist	Director	September 21, 2005
Dale A. Nordquist

EXHIBIT INDEX FOR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2005

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

3.2

Amended and Restated Bylaws, incorporated by reference to Annex C to the Company’s proxy statement included in its Form S-4 filed on January 21, 2000 relating to its 2000 Annual Meeting of Shareholders.

3.3

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

10.1

Management Incentive Compensation Plan, incorporated by reference to the description of such Plan set forth under the caption “Compensation Plans” of the Company’s definitive proxy statement for its 1989 Annual Meeting of Shareholders.**

10.2	1985 Incentive Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1985.**

10.3

1985 Nonqualified Stock Option Plan and Form of Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1986.**

10.4

1993 Employment Agreement between the Company and Gerald W. Grabowski incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.**

10.5	1995 Stock Option Plan incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.**

10.6	1997 Associates Stock Purchase Plan incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.**

10.7	Amendment No. 1 to 1995 Stock Option Plan incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000.**

10.8

Stock Purchase Agreement dated July 9, 2001 by and among Waters Instruments, Inc., North Central Plastics, Incorporated and the shareholders of North Central Plastics, Incorporated incorporated by reference to Exhibit 2.1 of Form 8-K dated July 9, 2001.

10.9

Purchase Agreement dated July 11, 2003 by and between Kevin Swanson, Buyer, and Waters Instruments, Inc., Seller, relating to the sale and purchase of property at 2411 7th Street, N.W., Rochester, MN, along with Assignment of Purchase Agreement dated October 21, 2003 between Kevin Swanson and JES Enterprises of Rochester LLC and an Amendment to the Purchase Agreement dated October 28, 2003 between Seller and Buyer incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003

10.10

Restated Lease and Option to Purchase Agreement originally dated August 6, 2001 and amended and restated on October 15, 2002, by and between B&L Rentals, LLC (Landlord) and Waters Instruments, Inc. (Tenant), along with Termination of Lease Agreement dated November 3, 2003 by and between Landlord and Tenant incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003

10.11

Lease dated January 13, 2004 by and between 1620 Industrial Drive LLC and Waters Instruments, Inc. incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003

10.12	Term Loan and Credit Agreement dated August 6, 2001 by and between Waters Instruments, Inc. and Wells Fargo Bank Minnesota, National Association, as amended by that certain First Amendment to Credit

Agreement, along with Promissory Note, each dated January 29, 2003; Second Amendment to Credit Agreement, along with Promissory Note, each dated December 16, 2003 and Third Amendment to Credit Agreement, along with Promissory Note, each dated January 30, 2004 incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004

10.13

Asset Purchase Agreement dated March 19, 2004 by and between Waters Network Systems, LLC and Waters Instruments, Inc., along with Bill of Sale dated March 19, 2004 incorporated by reference to Exhibit 10.15 the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004

10.14

Credit and Security Agreement by and between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc., dated September 7, 2004, along with Revolving Note in the principal amount of $6,000,000, Equipment Term Noted in the principal amount of $500,000, and Real Estate Term Note in the principal amount of $1,300,000 each in favor of Wells Fargo Business Credit, Inc. dated September 7, 2004 incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2004

10.15

Credit Facility Letter by and between Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and Bank of Scotland dated September 27, 2004 incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2004

10.16

Stock Purchase Agreement dated September 27, 2004 among Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and certain individuals incorporated by reference to Exhibit 2.1 of Form 8-K filed October 1, 2004

10.17	Waters Instruments, Inc. 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004**

10.18

Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005**

10.19

Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005**

10.20

Form of stock appreciation rights agreement currently used under the 2004 Equity Incentive Plan incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005**

10.21

First Amendment to Credit And Security Agreement dated as of April 29, 2005 between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc. incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm -Virchow, Krause & Company, LLP

23.2*	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

24.1*	Power of Attorney for Jerry W. Grabowski, Gregory J. Anshus, William R. Franta, John A. Grimstad, Eugene W. Courtney and Dale A. Nordquist (included on the signature page of this Form 10-KSB).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Management contract or compensatory plan.
* Filed herewith.