Form 10QSB
period 2005-09-30
ZAREBA SYSTEMS INC
filed 2005-11-14
CIK 104987

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended

September 30, 2005

Commission file number 0-1388

ZAREBA SYSTEMS, INC.

State of Incorporation:  Minnesota

IRS Employer Identification No. 41-0832194

13705 26th Avenue N., Suite 102, Minneapolis, MN  55441  (763) 551-1125

Former name: Waters Instruments, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

Series A Preferred Stock Purchase Rights Pursuant to Rights Agreement

Check whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares outstanding of the Company’s Common Stock on November 2, 2005 was 2,404,655.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the three months
	Ended September 30,
(In thousands, except per share data)	2005	2004
Net sales	$8,753	$6,666
Cost of goods sold	5,305	4,017
Gross profit	$3,448	$2,649
Operating expenses
General and administrative	838	616
Sales and marketing	1,448	1,082
Research and development	327	305
Total operating expenses	2,613	2,003
Operating income from operations	$835	$646
Other income (expense), net
Interest income	5	1
Interest expense	(170)	(50)
Other income, net	(123)	(10)
Income from operations before income taxes	$547	$587
Income tax provision	157	213
Net Income	$390	$374
Other comprehensive income (loss):
Foreign currency translation adjustment	(138)	—
Comprehensive income	$252	$374

Basic net income per share	$0.16	$0.16
Diluted net income per share	$0.16	$0.15

Weighted average number of shares outstanding – basic	2,404,655	2,365,133
Weighted average number of shares outstanding – diluted	2,511,522	2,476,997

See notes to the financial statements.

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)
Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2005	2005
	(Unaudited)	(Audited)
Current assets
Cash and equivalents	$1,346	$1,054
Trade receivables, net	5,426	7,248
Inventories	6,545	6,287
Prepaid expenses	411	478
Deferred income taxes	342	342
Total current assets	$14,070	$15,409
Property, plant and equipment	9,350	9,266
Less accumulated depreciation	(5,255)	(5,013)
Property, plant and equipment, net	$4,095	$4,253
Other assets
Goodwill	5,954	6,023
Trademarks	2,612	2,624
Customer Relationships, net	1,795	1,914
Non-compete agreement, net	208	271
Other, net	335	359
Total other assets	$10,904	$11,191
TOTAL ASSETS	$29,069	$30,853

Current liabilities
Trade payables	$2,476	$2,470
Accrued salaries, wages, and other compensation	650	726
Accrued product warranties	415	413
Other accrued liabilities	673	942
Income taxes payable	364	580
Short-term borrowing	500	520
Current maturities of long-term debt and non-compete agreement	2,230	2,210
Total current liabilities	$7,308	$7,861
Deferred income taxes	1,037	1,070
Non-compete agreement	—	250
Long-term debt, less current maturities	6,705	7,905
Total liabilities	$15,050	$17,086

Stockholders’ equity
Undesignated shares as of September 30 and June 30, 2005, $0.01 par value, 39,950,000 shares authorized and 0 outstanding;
Series A Preferred Stock as of September 30 and June 30, 2005, $0.01 par value per share, 50,000 shares authorized, and no shares issued or outstanding;
Common stock as of September 30 and June 30, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,404,655 shares;	24	24
Additional paid-in capital	1,894	1,894
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(151)	(13)
Retained earnings	12,252	11,862
Total stockholders’ equity	$14,019	$13,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,069	$30,853

See notes to the financial statements.

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)
Consolidated Statements of Cash Flow

(Unaudited)

	For the three months
	Ended September 30
(In thousands)	2005	2004
Cash flows provided by operations
Cash received from customers	$10,540	$7,779
Interest received	5	—
Cash provided by operations	$10,545	$7,779
Cash paid to suppliers and employees	8,185	6,459
Taxes paid	383	169
Interest paid	201	72
Cash disbursed from operations	$8,769	$6,700
Net cash provided by operations	$1,776	$1,079
Cash flows provided by (used for) investing:
Purchase of property and equipment	(98)	(156)
Acquisition of business, net of cash acquired	—	(8,548)
Net cash provided by (used for) investing	$(98)	$(8,704)
Cash flows from financing:
Proceeds from long-term borrowing	387	8,864
Proceeds from the sale of common stock	—	65
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(1,499)	(155)
Net cash provided by (used for) financing	$(1,362)	$8,524
Effect of exchange rate changes in cash	(24)	—
Net increase in cash and cash equivalents	316	899
Cash and cash equivalents - beginning of period	1,054	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,346	$899

Reconciliation of net income to net cash provided by operations
Net income	$390	$374
Depreciation and amortization	360	250
Deferred income taxes	(22)	—
Allowance for doubtful accounts - (provisions) recoveries	25	—
Loss on disposal of plant and equipment	32	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,761	1,113
Inventories	(321)	(215)
Prepaid expenses	64	—
Other assets	—	(56)
Accounts payable and accrued expenses	(513)	(387)
NET CASH PROVIDED BY OPERATIONS	$1,776	$1,079
Supplemental Schedule of Investing and Financing Activities
Business acquisition
Fair value of assets acquired, less cash acquired		$6,127
Purchase price assigned to goodwill trademarks and customer relationships		$5,661
Assumed accounts payable and accrued expenses		$(3,241)
Assumed long-term debt		$(9,055)
CASH PURCHASE PRICE, NET OF CASH ACQUIRED		$508

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

Zareba Systems, Inc., formerly known as Waters Instruments, Inc., (the Company) prepared the financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2005, and the Fiscal Year 2005 Annual Report.

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

	For the three months
	Ended September 30
	FY2006	FY2005
Net Income
As reported	$390,000	$374,000
Less pro forma stock-based compensation cost	(4,000)	(11,000)
Pro forma	$386,000	$363,000
Basic Earnings per Share
As reported	$0.16	$0.16
Pro forma	$0.16	$0.15
Diluted Earnings per Share
As reported	$0.16	$0.15
Pro forma	$0.15	$0.15

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

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2005 and year ended June 30, 2005 are as follows (in thousands):

Balance as of June 30, 2004	$2,998
Increase goodwill associated with the NCP Earn-out payment	49
Goodwill acquired as a result of acquisition	2,973
Currency Translation Adjustment	3
Balance as of June 30, 2005	$6,023
Currency Translation Adjustment	(69)
Balance as of September 30, 2005	$5,954

As of June 30, 2005, an earn-out payment of $49,000 was accrued and assigned to goodwill based on management’s assessment of operating results. This amount relates to an earn-out agreement arising from the NCP acquisition in 2001 that requires the

Company to pay the sellers additional amounts if operating results of the Company in fiscal years through 2006 exceed predetermined levels.

The changes in the carrying amount of indefinite lived intangible assets for the three months ended September 30, 2005 and year ended June 30, 2005 are as follows (in thousands):

Balance as of June 30, 2004	$2,075
Trademarks acquired during the period	550
Currency Translation Adjustment	(1)
Balance as of June 30, 2005	$2,624
Currency Translation Adjustment	(12)
Balance as of September 30, 2005	$2,612

Intangible assets subject to amortization were as follows (in thousands):

	As of June 30, 2005
	Gross Carrying Amounts	Currency Translation Adjustment	Accumulated Amortization	Net
Customer Relationships	$2,147	$(3)	$230	$1,914
Non-compete	1,250	—	979	271
	$3,397	$(3)	$1,209	$2,185

	As of September 30, 2005
	Gross Carrying Amounts	Currency Translation Adjustment	Accumulated Amortization	Net
Customer Relationships	$2,147	$(46)	$306	$1,795
Non-compete	1,250	—	1,042	208
	$3,397	$(46)	$1,348	$2,003

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2006	$411
2007	321
2008	300
2009	300
2010	300
Thereafter	371
$2,003

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

At June 30, 2005, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.

Amortization expenses related to definite lived intangible assets for the three months ended September 30, 2005 and 2004 were $63,000 and $63,000, respectively. Estimated future amortization expense of identified intangible assets for the next two years is as follows (in thousands):

2006	$187
2007	$21
TOTAL	$208

4. Inventories

Inventories consisted of the following.

(In thousands)	Sept. 30, 2005	June 30, 2005
	Unaudited
Raw materials	$4,555	$4,372
Work-in-process	146	159
Finished goods	1,844	1,756
TOTALS	$6,545	$6,287

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

	For the three months
	Ended September 30
(In thousands)	FY2006	FY2005
	Unaudited	Unaudited
Net sales:
Zareba Systems	$8,156	$6,114
Waters Medical Systems	597	552
TOTAL	$8,753	$6,666

Operating income:
Zareba Systems	$624	$474
Waters Medical Systems	211	172
TOTAL	$835	$646

Income tax provision:
Zareba Systems	$179	$172
Waters Medical Systems	61	62
Corporate	(83)	(21)
TOTAL	$157	$213

Capital expenditures:
Zareba Systems	$24	$81
Waters Medical Systems	5	45
Corporate	69	30
TOTAL	$98	$156

Depreciation and amortization:
Zareba Systems	$328	$216
Waters Medical Systems	10	3
Corporate	22	31
TOTAL	$360	$250

Identifiable assets:
Zareba Systems	$26,555	$28,540
Waters Medical Systems	1,007	1,111
Corporate	1,507	1,316
TOTAL	$29,069	$30,967

Significant customers: (sales greater than 10 percent of net sales)

	For the three months
	Ended September 30
(In thousands)	FY2006	FY2005
Zareba Systems
Number of customers	1	1
Sales to this customer (in thousands)	$1,390	$1,592

Geographic information:

	For the three months
	Ended September 30
(In thousands)	FY2006	FY2005
Net sales
United States	$6,383	$6,282
Other regions	2,370	384
TOTAL NET SALES	$8,753	$6,666

Long-lived assets
United States	$8,783	$9,470
United Kingdom	6,216	7,100
TOTAL LONG-LIVED ASSETS	$14,999	$16,570

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

Included in the total purchase price of $10,453,000, are estimated direct acquisition costs of $595,000 and cash acquired of $1,936,000.  The assets and liabilities acquired were recorded at their estimated fair market values on the date of acquisition. The allocation of purchase price is (in thousands) based on the exchange rate effective at September 27, 2004 as follows:

(in thousands)
Net tangible assets acquired	$4,783
Fair value of customer relationships	2,147
Fair value of trademark	550
Fair value of goodwill	2,973
Total purchase price (including acquisition costs)	$10,453
Less cash acquired	(1,936)
Purchase price, net of cash acquired	$8,517

The net tangible assets acquired are as follows:

(in thousands)
Cash+	$1,936
Accounts receivable	1,826
Inventories	3,128
Prepaids	53
Property and Equipment	962
Accrued liabilities	(1,015)
Income taxes payable	(1,579)
Deferred income taxes	(528)
Net tangible assets acquired	$4,783

The goodwill is not expected to be deductible for tax purposes.

Operating results of the acquired company were included in the Company’s consolidated financial statements from the date of acquisition.  This acquisition is expected to strengthen our product offerings in the security and electric perimeter fence markets. Zareba Systems Europe has 55 employees and annual sales of approximately $8.7 million. Zareba Systems Europe will continue the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities.

The Company accounted for this transaction as a purchase in accordance with SFAS No. 141, Business Combinations.

The following are unaudited pro forma operating results as if the acquisition had taken place at July 1, 2004.

	For Three Months Ended September 30,
(in thousands, except share and per share data)	2005	2004
Net sales	$8,753	$8,661
Net Income	$390	$580

Basic net income per share	$0.16	$0.36

Diluted net income per share	$0.16	$0.34

Weighted average number of shares outstanding - basic	2,404,655	2,365,133
Weighted average number of shares outstanding - diluted	2,511,522	2,476,997

7.   Dividend Declaration

On October 27, 2005, the Board of Directors of the Company approved a cash dividend of $0.04 per share of the Company’s common stock based on fiscal year 2005 operating results.  A total of approximately $96,000 will be paid on December 10, 2005 to shareholders of record on November 10, 2005. The Company has paid its shareholders annual dividends on its common stock for 30 of the last 31 years.

8.   Bank Debt Disclosure

In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition.  The WF credit facility secured by the Company included an aggregate credit limit of $7,800,000, consisting of revolving credit up to $6,000,000 and term credit of $1,800,000.  Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate.  The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter.  The effective interest rate was 7.25 percent on September 30, 2005.  The term notes require monthly principal payments of $19,168 plus interest.  Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.  In addition, the WF credit facility agreement contains certain prepayment clauses as defined in the agreement and certain minimum required annual interest payments.  The Company paid $72,690 for fees relating to the term credit facility.  The fees are included in “Other Assets” on the accompanying balance sheet, and are being amortized over the life of the loan using the straight-line method, which approximates the interest method.  As of September 30, 2005, the outstanding amount on the WF credit facility was $4,101,000, with an additional $482,000 available for the future draws.  Included in the outstanding amount was $500,000 from a “swingline advance”, which expired on October 31, 2005.  WF has offered to modify the terms to require principal payments of $100,000 per month beginning on May 1, 2006, and to be paid in full by August 31, 2006.  As of November 14, 2005, this extension had not been finalized.  Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.  The WF eligible collateral is based on certain assets of the company comprised of accounts receivable, inventory and plant and equipment.

United States Bank Debt as of September and June 30, 2005

(In thousands)	September 30	June 30
Note payable to bank	$5,100	$5,921
Short-term borrowings	500	500
Other	12	13
	5,612	6,434
Less current maturities and short-term borrowings	(1,644)	(1,643)
TOTALS	$3,968	$4,791

In addition to bank and non-compete debt, the Company has “Other” low interest note payable as an incentive from a local utility to make upgrades in its operations to reduce future electrical peak usage. The note payable was comprised of $8,000 and $9,000 short-term and $4,000 and $4,000 long-term as of September 30 and June 30, 2005, respectively.

United Kingdom Financing

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4,002,000) and a £500,000 (approximately $903,800) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 6). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2005 the effective interest rate was 6.625 percent. The overdraft facility had a maturity date of September 27, 2005.  As of June 30, 2005 there was no outstanding balance on the overdraft facility.  The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $89,000).  BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility.  The fee of £133,000 (approximately $234,000) is included in “Other Assets” on the accompanying balance sheet, and is being amortized over the five-year term of the loan using the straight-line method, which approximates the interest method.

United Kingdom Bank Debt as of September 30 and June 30, 2005

(In thousands)	September 30	June 30
Note payable to bank	$3,573	$3,931
Short-term borrowings	—	20
	3,573	3,951
Less current maturities and short-term borrowings	(836)	(837)
TOTALS	$2,737	$3,114

Both the Wells Fargo Business Credit and the Bank of Scotland credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities.  Debt issuance costs incurred in the amount of $370,000 are being amortized over the life of the related debt.  Amortization expense was $17,000 for the three months ended September 30, 2005.

Principal requirements on long-term debt and non-compete agreements for the remainder of fiscal year 2006, and thereafter are as follows:

2006	$1,979
2007	2,259
2008	2,062
2009	2,125
2010	469
Thereafter	541
Total	$9,435

Line of credit borrowings are limited to eligible accounts receivable and inventory. Debt is subject to covenants, and the Company is currently in compliance with such covenants.

9.  Recently Issued Accounting Standards

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively. Adoption did not have an impact on the Company's consolidated statements of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” which amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and substance. A non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application was permitted for non-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The impact of the SFAS No. 123R has not been determined by the Company, but the Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

10.  Product Warranty

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the three months ended September 30, 2005 of fiscal year 2006.

Balance at June 30, 2005	$413
Warranty Expense	151
Closed Warranty Claims	(149)
Balance at September 30, 2005	$415

11.  Net Income per Share

New income per share–basic is computed using the weighted average common shares outstanding during the period. Net income per share–diluted is computed using the weighted average common shares outstanding and common share equivalent shares outstanding during the period.  Common share equivalents consist of options to purchase common stock.

Following is a reconciliation of basic and diluted net income per share for the three months ended September 30, 2005 and 2004, respectively.

	For the three months
	Ended September
	2005	2004
Numerator:
Net income	390	374
Denominator:
Denominator for weighted average common shares outstanding-basic	2,404,655	2,365,133
Dilution associated with the company’s stock-based compensation plans	106,867	111,864
Denominator for weighted average common shares outstanding-diluted	2,511,522	2,476,997

Net income per share-basic	$0.16	$0.16
Net income per share-diluted	$0.16	$0.15

12.  Contingencies

In October 2005, Wisconsin Department of Natural Resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present.  Although it is probable that the Company must undertake actions in connection with the WDNR’s letter, the Company does not have sufficient information to enable it to determine what these actions will be or their likely cost.  The Company will be expensing any legal costs as incurred.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

Results from Continuing Operations

Overview

Zareba Systems, Inc. has three subsidiaries, Zareba Systems Europe, Waters Medical Systems, Inc. and Zareba Systems of Canada LTD.  The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada and Zareba Systems Europe, manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximeter products.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland, the largest manufacturer of electronic perimeter fence systems in the United Kingdom. To facilitate the acquisition, the Company and Zareba Systems Europe utilized credit facilities provided by Wells Fargo Bank and Bank of Scotland.  This acquisition impacted net sales significantly.

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

Automatic gate opener systems and accessories initially target the do-it-yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchases the current Zareba product line. The Company intends that the automatic gate openers will also be available through commercial, security, and professional distribution in North America and Zareba Systems Europe.

Zareba Systems' business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Whereas, Waters Medical Systems revenue is recognized evenly throughout the fiscal year. Backlog is not significant in either of the Company's operating units since most orders are filled within days after receipt of a customer's order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its resulting impact on gross margin, working capital and cash flow during the Company's fiscal year.

Waters Medical Systems sales are recognized consistently over the fiscal year, and there is no significant backlog.

Results of Continuing Operations

Net sales from operations for the quarter ended September 30, 2005, were $8,753,000, as compared to $6,666,000 in the same period of the prior year. The sales increased primarily as a result of the Zareba Systems’ Rutland acquisition.

Zareba Systems

Net sales for the Zareba division, including Zareba Systems of Canada and Zareba Systems Europe, for the quarter ended September 30, 2005, were $8,156,000, an increase of 33.4 percent from the prior year’s first fiscal quarter. The increased sales were due primarily from the inclusion of its subsidiary, Zareba Systems Europe Limited, which acquired Rutland on September 27, 2004. The incremental sales contributed totaled approximately $2,179,000 and $135,000 for the quarters ended September 30, 2005 and 2004, respectively. Zareba Systems represents almost 93 percent of the Company’s sales, with the remainder contributed by Waters Medical Systems.

The Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the new subsidiary, Zareba Systems Europe, have been included in the Company’s consolidated financial statements since the date of acquisition.

During the Company’s fiscal year 2005 third quarter it launched its family of Do-It-Yourself (DIY) retail merchandised automatic gate openers for which it expects new products to continue sales growth for the balance of the year.

During the fourth quarter of fiscal year 2005, the Company announced limited availability of its new proprietary perimeter security system for its Zareba Systems division. The perimeter security systems and automatic gate openers are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.

Waters Medical Systems

Waters Medical Systems’ net sales for the quarter ended September 30, 2005, were $597,000, an increase of 8.2 percent from $552,000 in sales for the same quarter in the prior year.

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

Combined Business

Net sales for the first quarter of fiscal year 2006 were $8.8 million, compared to $6.7 million the same quarter of the prior year. Net income for the first quarter of fiscal year 2006 was $390,000, or $0.16 per share, compared to $374,000, or $0.16 in the same quarter of last year. Despite increases in net sales in the quarter ended September 30, 2005 over the prior year, income remained comparable due to the inclusion of a full quarter of Rutland's interest expense.

Gross profit margins from operations were 39.4 percent for the first quarter of fiscal year 2006, a slight decrease from 39.7 percent in the prior year's first quarter. The decrease in gross profit for the three-month period resulted primarily from the cost increases and inability to fully implement price increases during the Company's FY2006 first quarter. Customer acceptances of price increases will be fully implemented by January 1, 2006.

General and administrative expenses were $838,000 for the first quarter of fiscal year 2006, an increase of $222,000 as compared to the $616,000 expense in same period of the prior year. The increase resulted primarily from the inclusion of a full quarter of operations stemming from the Rutland acquisition.

Sales and marketing expenses were $1,448,000 for the quarter ended September 30, 2005, an increase of $366,000 when compared to $1,082,000 for the same period in the prior year. The increase resulted primarily from a full quarter of Rutland expenses, as well as expanded sales and marketing activities to develop and support the launch of PRO Series professional grade fence products, automatic gate openers and new perimeter security systems products.

Research and development expenses were $327,000 for the first quarter, an increase of $22,000, compared to the expenses of the same period of the prior year of $305,000. The increase resulted from inclusion of a full quarter of Rutland expenses, as well as from product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems.  The Company’s long-term investments are designed to protect and enhance our future financial performance.

Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $170,000 during the quarter ended September 30, 2005, as compared to $50,000 in the same period of the prior year. The Company’s long-term bank debt had been reduced allowing the Company to reposition its balance sheet for the Rutland acquisition.

Interest income earned for the quarter ending September 30, 2005 was $5,000, compared to $1,000 in the same quarter of the prior year.

In computing the diluted per share data, the weighted average number of shares of common stock of the basic earnings per share was increased by 106,867 and 111,864 shares for the quarter ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Company’s cash balance on September 30, 2005, was $1,346,000, an increase of $292,000 from June 30, 2005. The Company’s working capital position on September 30, 2005, was $6,762,000, a decrease of $786,000 from $7,548,000 on June 30, 2005.

The increase in cash position resulted primarily from the contribution of Rutland. The Company has accounted for this transaction as a purchase in accordance with FAS No. 141, Business Combinations. The results of the new subsidiary (Zareba Systems Europe) have been included in the Company’s consolidated financial statements since the date of acquisition.

The decrease in working capital position resulted primarily from the unwinding of seasonally high accounts receivable balances and the subsequent payments of long-term debt and non-compete liabilities during the three months ended September 30, 2005.

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

Capital expenditures were $98,000 for the first quarter of fiscal year 2006, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company estimates that capital expenditures for the remaining fiscal year will be approximately $471,000. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

In September 2004, the Company paid in full the previous Wells Fargo Bank $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition.  The WF credit facility secured by the Company included an aggregate credit limit of $7,800,000 consisting of revolving credit up to $6,000,000 and term credit up to $1,800,000. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition.  Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 7.25 percent on September 30, 2005. Wells Fargo Business Credit charges a fee of 0.25 percent on the unused portion of the credit facility.  The Company paid $72,690 for fees relating to the term credit facility. The fees are included in “Other Assets” on the accompanying balance sheet, and are being amortized over the life of the loan using the straight-line method, which approximates the interest method.  As of September 30, 2005, the outstanding amount on the WF credit facility was $4,101,000, with an additional $482,000 available for the future draws.  Included in the outstanding amount was $500,000 from a “swingline advance”, which expired on October 31, 2005.  WF has offered to modify the terms to require principal payments of $100,000 per month beginning on May 1, 2006, and to be paid in full by August 31, 2006.  As of November 14, 2005, this extension had not been finalized.  Future WF availability is determined by the daily eligible collateral net of outstanding loan balance. The WF eligible collateral is backed by certain assets of the Company comprised of accounts receivable, inventory and plant and equipment.

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4,002,000) and a £500,000 (approximately $903,800) overdraft facility from the Bank of Scotland (BoS) in the United Kingdom for the acquisition of Rutland shares (See Note 6). Under the terms of the BoS agreements, interest is charged on outstanding balances at the rate of two and one eighth percent or (2.125 percent) above the base rate.  On September 30, 2005, the effective interest rate was 6.625 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $89,000).   BoS charged an arrangement fee equivalent to 1 percent of the loan and overdraft facility. The fee of £166,000 (approximately $297,000) is included in “Other Assets” on the accompanying balance sheet, and is being amortized over the five-year term of the loan using the straight-line method, which approximates the interest method.

Beginning in 2003 and continuing through 2007, five annual installments totaling $1,250,000, ($250,000 per year), are required to be paid to two former officers of NCP for a non-compete agreement signed in connection with the acquisition.

As called for by the agreement, the Company has made four of the scheduled payments on its non-compete agreements of $250,000 in the current year and prior three fiscal years.

The table below shows a summary of the Company’s remaining contractual cash obligations at September 30, 2005, including the above listed items to the Company’s new credit facility and other term debt.

Contractual Obligations-United States

(In thousands)	FY2006	FY2007	FY2008	FY2009	FY2010	After FY2010	Total
Long-term debt	$1,588	$1,361	$1,285	$1,215	$376	$576	$6,401
Covenant not-to-compete	13	253	—	—	—	—	266
Operating leases	95	128	101	36	—	—	360
TOTAL	$1,696	$1,742	$1,386	$1,251	$376	$576	$7,027

Contractual Obligations-United Kingdom

(In thousands)	FY2006	Y2007	FY2008	FY2009	FY2010	After FY2010	Total
Long-term debt	$905	$1,171	$1,126	$1,078	$138	$—	$4,418
Operating leases	226	301	301	301	75	—	1,204
TOTAL	$1,131	$1,472	$1,427	$1,379	$213	$—	$5,622

Note: The United Kingdom operating lease obligations does not reflect renewal options provided for in the lease.

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

Contingencies

We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 12 for additional information.

Recently Issued Accounting Standards

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively. Adoption did not have an impact on the Company’s consolidated statements of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets” which amends APB Opinion No. 29, “Accounting for Non-monetary Transaction.” APB No. 29 is based on the principle that exchanges in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and substance. A non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application was permitted for non-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The impact of the SFAS No. 123R has not been determined by the Company, but the Company does expect the impact of the adoption of SFAS No. 123R to be material to the consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company meeting its expenses and revenue projections, the success of the Company’s new products and the ongoing impact of the Rutland acquisition, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales generally and as a result of its new products, which depends on the cost and success of the Company’s development efforts and new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) strengthened product offerings in the security and perimeter electric fence markets due to the Rutland acquisition which depends on the Company’s ability to achieve synergies, the quality of the product offerings, and competition from other suppliers; (d) customer acceptances of price increases, which depends on competition, the quality of the products and general economic conditions; and (e) increases in sales and overall efficiency as a result of recent capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In October 2005, the Wisconsin Department of Natural Resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present.  Although it is probable that the Company must undertake actions in connection with the WDNR’s letter, the Company does not have sufficient information to enable it to determine what these actions will be or their likely cost.

Item 5.  Other Information

The Company entered into a letter agreement, dated August 29, 2005, with John Frederick.  The agreement provides that Mr. Frederick will serve as Executive Vice President of Sales and Business Development of the Company.  The Company agreed to pay a base salary of $165,000 per year and Mr. Frederick will be eligible for an annual bonus, which will be determined by the Board of Directors. In addition, the Company agreed to grant Mr. Frederick an option to purchase 35,000 shares of common stock at an exercise price to be determined on the first day of employment.

Item 6. Exhibits

3.1*                          Restated Articles of Incorporation, as amended to date

3.2*                          Amended and Restated Bylaws of Zareba Systems, Inc.

10.1*                    Letter Agreement, dated August 29, 2005, with John Frederick

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

Zareba Systems, Inc.
(f/k/a Waters Instruments, Inc.)

	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer
November 14, 2005