Form 10QSB
period 2005-12-31
ZAREBA SYSTEMS INC
filed 2006-02-14
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter ended
December 31, 2005
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares outstanding of the Company’s Common Stock on February 3, 2006 was 2,410,161.

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

INDEX TO FORM 10-QSB

The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)
Condensed Consolidated Balance Sheets

(In thousands)	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)

Current assets
Cash and equivalents	$1,095	$1,054
Trade receivables, net	4,050	7,248
Inventories	5,745	6,287
Other current assets	807	820
Total current assets	11,697	15,409
Property, plant and equipment, net	3,949	4,253
Other assets
Goodwill	5,885	6,023
Trademarks	2,599	2,624
Customer Relationships, net	1,679	1,914
Non-compete agreement, net	146	271
Other, net	290	359
Total other assets	10,599	11,191
TOTAL ASSETS	$26,245	$30,853

Current liabilities
Trade payables	$2,247	$2,470
Other accrued liabilities	1,559	2,661
Short-term borrowing	500	520
Current maturities of long-term debt and non-compete agreement	2,209	2,210
Total current liabilities	6,515	7,861
Deferred income taxes	1,006	1,070
Non-compete agreement	—	250
Long-term debt, less current maturities	5,974	7,905
Total liabilities	13,495	17,086

Stockholders’ equity
Undesignated shares as of December 31 and June 30, 2005, $0.01 par value, 39,950,000 shares authorized and 0 outstanding;	—	—
Series A Preferred Stock as of December 31 and June 30, 2005, $0.01 par value per share, 50,000 shares authorized, and no shares issued or outstanding;	—	—
Common stock as of December 31 and June 30, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,410,161 and 2,404,655 shares, respectively;	24	24
Additional paid-in capital	1,933	1,894
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(281)	(13)
Retained earnings	11,074	11,862
Total stockholders’ equity	12,750	13,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,245	$30,853

See notes to the financial statements.

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net sales	$6,264	$6,129	$15,018	$12,795
Cost of goods sold	5,065	4,007	10,371	8,024
Gross profit	1,199	2,122	4,647	4,771
Operating expenses
General and administrative	943	746	1,781	1,362
Sales and marketing	1,321	1,161	2,769	2,243
Research and development	323	342	650	648
Total operating expenses	2,587	2,249	5,200	4,253
Income (loss) from operations	(1,388)	(127)	(553)	518
Other income (expense), net
Interest income	10	7	16	7
Interest expense	(164)	(126)	(335)	(175)
Other income, net	(88)	(91)	(211)	(101)
Income (loss) before income taxes	(1,630)	(337)	(1,083)	249
Income tax provision (benefit)	(548)	(125)	(391)	88
Net income (loss)	$(1,082)	$(212)	$(692)	$161

Net income (loss) per common share:
basic	$(0.45)	$(0.09)	$(0.29)	$0.07
diluted	$(0.45)	$(0.09)	$(0.29)	$0.07

Cash dividends per share:	$0.04	$0.04	$0.04	$0.04

Weighted average number of common shares outstanding
basic	2,404,718	2,395,796	2,404,687	2,380,464
diluted	2,404,718	2,395,796	2,404,687	2,436,397

See notes to the financial statements.

ZAREBA SYSTEMS, INC.

(formerly known as Waters Instruments, Inc.)
Condensed Consolidated Statements of Cash Flow

	For the six months ended December 31,
(In thousands)	2005	2004

Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$(692)	$161
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	736	619
Loss on disposal of plant and equipment	47	—
Inventory valuation adjustment	641	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	3,132	3,408
Inventories	(210)	58
Other assets	8	(463)
Accounts payable and accrued expenses	(1,263)	(1,501)
NET CASH PROVIDED BY OPERATIONS	2,399	2,282
Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(183)	(175)
Acquisition of business, net of cash acquired	(46)	(9,499)
Net cash provided by (used in) investing activities	(229)	(9,674)
Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	568	8,731
Proceeds from the sale of common stock	40	116
Payments on non-compete liability	(250)	(250)
Cash dividend payment	(96)	(96)
Payments on long-term debt	(2,350)	(982)
Net cash provided by (used in) financing activities	(2,088)	7,519
Effect of exchange rate changes in cash	(41)	—
Net increase in cash and cash equivalents	41	127
Cash and cash equivalents - beginning of period	1,054	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,095	$127
Supplemental Schedule of Investing and Financing Activities
Business acquisition
Fair value of assets acquired, less cash acquired	$—	$6,127
Purchase price assigned to goodwill trademarks and customer relationships	—	5,661
Assumed accounts payable and accrued expenses	—	(3,241)
Assumed long-term debt	—	(9,055)
CASH PURCHASE PRICE, NET OF CASH ACQUIRED	$—	$508

See notes to the financial statements.

Zareba Systems, Inc.

(formerly known as Waters Instruments, Inc.)

Notes to Condensed Consolidated Financial Statements

December 31, 2005 and 2004

Zareba Systems, Inc., formerly known as Waters Instruments, Inc., (the Company) prepared the condensed financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2005, and the Fiscal Year 2005 Annual Report. Reclassifications have been made in the prior year to conform to classifications in the current year.

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.

1. Adjustment to Inventory Valuation

During the second quarter fiscal 2006, management determined that inventories have been overstated for labor and overhead applied to certain products during implementation of the Company’s perpetual inventory system at the Company’s Zareba Systems Europe - Rutland operation following the 2004 acquisition.  In addition, during the second quarter fiscal 2006, management refined the process used to evaluate excess and obsolete inventory at the Company’s Rutland operation, incorporating information arising from 5 quarters of operations since the acquisition of the Rutland operation, and determined that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified.  It appears that these matters originated in periods prior to the second quarter fiscal 2006; however, management is not able to reasonably determine the periods or amounts by which the previously reported results may have been affected.  Consequently, the entire impact of these adjustments to the inventory valuation has been recorded in the second quarter fiscal 2006.  The impact of these adjustments is to increase cost of goods sold and reduce inventories by $641,000, and to increase net loss by $410,000, or $0.17 per share for the second quarter fiscal 2006.  The resulting reduction to gross margins was approximately 10.3% for the second quarter fiscal 2006, and approximately 4.3% for the six months ended December 31, 2005.  The Company has revised its process for review of inventory valuation to assist in preventing such adjustments from occurring in the future.

2. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	For the three months ended December 31,		For the six months ended ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income (loss)	$(1,082)	$(212)	$(692)	$161
Denominator:
Weighted average common shares outstanding-basic	2,404,718	2,395,796	2,404,687	2,380,464
Dilution associated with the company’s stock-based compensation plans	—	—	—	55,933
Weighted average common shares outstanding-diluted	2,404,718	2,395,796	2,404,687	2,436,397

Net income (loss) per share-basic	$(0.45)	$(0.09)	$(0.29)	$0.07
Net income (loss) per share-diluted	$(0.45)	$(0.09)	$(0.29)	$0.07

3. Comprehensive Income (Loss)

The components of comprehensive income or loss, net of related tax, for the three and six months ended December 31, 2005 and 2004 were as follows:

	For the three months ended December 31,		For the six months ended December 31,
(In thousands)	2005	2004	2005	2004

Net income (loss)	$(1,082)	$(212)	$(692)	$161
Foreign currency translation adjustment	(110)	—	(268)	—
Comprehensive income (loss)	$(1,192)	$(212)	$(960)	$161

4. Stock-Based Compensation

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

	For the three months ended December 31,		For the six months ended December 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net Income (Loss)
As reported	$(1,082)	$(212)	$(692)	$161
Less pro forma stock-based compensation cost	(87)	(11)	(91)	(23)
Pro forma	$(1,169)	$(223)	$(783)	$138
Basic Net Income (Loss) per Share
As reported	$(0.45)	$(0.09)	$(0.29)	$0.07
Pro forma	$(0.49)	$(0.09)	$(0.33)	$0.06
Diluted Net Income (Loss) per Share
As reported	$(0.45)	$(0.09)	$(0.29)	$0.07
Pro forma	$(0.49)	$(0.09)	$(0.33)	$0.06

5. Acquisition of Rutland Electric Fencing Company Ltd.

On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), the Company acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, UK. Under the stock purchase agreement, the Company purchased all of the issued and outstanding share capital for a purchase price of approximately $10.4 million. The transaction was funded primarily with bank debt and cash.

Included in the total purchase price are estimated direct acquisition costs of $0.6 million and cash acquired of $1.9 million. The Company accounted for this transaction as a purchase in accordance with SFAS No. 141, Business Combinations. The assets and liabilities acquired were recorded at their estimated fair market values on the date of acquisition. The goodwill is not expected to be deductible for tax purposes.

Operating results of the acquired company were included in the Company’s consolidated financial statements from the date of acquisition.

The following are unaudited fiscal year 2004 pro forma operating results as if the acquisition had taken place at July 1, 2004.

(In thousands, except share and per share data)	Six months ended December 31, 2004
Net sales	$14,872
Net income	$323
Net income per share
-basic	$0.14
-diluted	$0.13
Weighted average number of shares outstanding
-basic	2,380,464
-diluted	2,436,397

6. Inventories

Inventories consisted of the following.

(In thousands)	Dec 31, 2005	June 30, 2005
	Unaudited
Raw materials	$4,104	$4,372
Work-in-process	108	159
Finished goods	1,533	1,756
TOTALS	$5,745	$6,287

7. Goodwill and Intangible Assets

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

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three and six months ended December 31, 2005 were $136,000 and $271,000, respectively, and were $144,000 and $206,000 for the comparable periods in the prior year.

8. Bank Debt Disclosure

In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility secured by the Company included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 7.75 percent on December 31, 2005. The term notes require monthly principal payments of $19,168 plus interest. As of December 31, 2005, the outstanding amount on the WF credit facility was $5.1 million, with an additional $0.2 million available for the future draws. Included in the outstanding amount was $0.5 million from a “swingline advance,” which expired on October 31, 2005. In addition, at December 31, 2005, the Company was not in compliance with certain financial covenants of the WF credit facility. The Company has been negotiating with WF for an extension of the swingline advance, a waiver of the non-compliance and amendment to financial covenants which it expects to complete in the near future. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 5). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2005, the effective interest rate was 7.125 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at December 31, 2005 was £1,912,000, or approximately $3.3 million.

Total bank debt outstanding is summarized as follows:

Bank Debt as of December 31 and June 30, 2005

(In thousands)	December 31	June 30

Note payable to bank	$7,924	$9,852
Short-term borrowings	500	520
	8,424	10,372
Less current maturities and short-term borrowings	(2,451)	(2,471)
TOTALS	$5,973	$7,901

At December 31, 2005, the Company was not in compliance with a financial covenant of the BoS facility and is currently seeking a waiver.

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.

9. Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R, and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of SFAS No. 123R will result in an impact to our operating results that are similar to our current pro forma disclosures under Statement No. 123.

10. Industry Segments

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

	For the three months ended December 31,		For the six months ended December 31,
(Unaudited – in thousands)	2005	2004	2005	2004

Net sales:
Zareba Systems	$5,732	$5,509	$13,889	$11,623
Waters Medical Systems	532	620	1,129	1,172
TOTAL	$6,264	$6,129	$15,018	$12,795

Operating income (loss):
Zareba Systems	$(1,502)	$(221)	$(878)	$252
Waters Medical Systems	114	94	325	266
TOTAL	$(1,388)	$(127)	$(553)	$518

11. Dividend Payment

On October 27, 2005, the Board of Directors of the Company approved a cash dividend of $0.04 per share of the Company’s common stock based on fiscal year 2005 operating results. A total of approximately $96,000 was paid on December 10, 2005 to shareholders of record on November 10, 2005. The Company has paid its shareholders annual dividends on its common stock for 30 of the last 31 years.

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

Item 2.
Management’s Discussion and Analysis or Plan of Operations

Results from Continuing Operations

Overview

Zareba Systems, Inc. has three subsidiaries, Zareba Systems Europe Limited, Waters Medical Systems, Inc. and Zareba Systems of Canada LTD. The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada and Zareba Systems Europe, manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximeter products.

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

In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. Orders are currently being accepted. The Company continues to refine the perimeter security system to make it applicable to additional market segments and is developing distribution agreements with key distributors to sell both non-lethal electric fencing and its’ patent-pending Guard Tower® product lines in various countries around the world.

Automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchases the current Zareba product line. The Company intends that the automatic gate openers will also be available through commercial, security, and professional distribution in North America and Zareba Systems Europe. During the third quarter of fiscal 2006 the Company plans to launch a new family of professional series automatic gate openers available to installer distribution channels. Also the Company has launched Rutland branded fence products and accessories during the third quarter,  again aimed at new installer distribution channels

Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Waters Medical Systems revenue is recognized evenly throughout the fiscal year. We believe the new products will decrease the impact of seasonality as the new products become a more significant percentage of sales. Backlog is not significant in either of the Company’s operating units since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.

Results of Continuing Operations

During the second quarter fiscal 2006, management determined that inventories have been overstated for labor and overhead applied to certain products during implementation of the Company’s perpetual inventory system at the Company’s Zareba Systems Europe - Rutland operation following the 2004 acquisition.  In addition, during the second quarter fiscal 2006, management refined the process used to evaluate excess and obsolete inventory at the Company’s Rutland operation, incorporating information arising from 5 quarters of operations since the acquisition of the Rutland operation, and determined that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified.  It appears that these matters originated in periods prior to the second quarter fiscal 2006; however, management is not able to reasonably determine the periods or amounts by which the previously reported results may have been affected.  Consequently, the entire impact of these adjustments to the inventory valuation has been recorded in the second quarter fiscal 2006.  The impact of these adjustments is to increase cost of goods sold and reduce inventories by $641,000, and to increase net loss by $410,000, or $0.17 per share for the second quarter fiscal 2006.  The resulting reduction to gross margins was approximately 10.3% for the second quarter fiscal 2006, and approximately 4.3% for the six months ended December 31, 2005.  The Company has revised its process for review of inventory valuation to assist in preventing such adjustments from occurring in the future.

Net sales for the three and six months ended December 31, 2005, were $6.3 million and $15.0 million, respectively, as compared to $6.1 million and $12.8 million in the comparable periods of the prior year. Although the quarterly sales were virtually flat year-to-year, the six months sales increased primarily as a result of the Zareba Systems’ Rutland acquisition.

Net loss for the second quarter fiscal 2006 was $1.1 million, or $0.45 per share, compared to a loss of $0.2 million, or $0.09 per share in the prior year, primarily as a result of the inventory valuation adjustment and infrastructure investments previously discussed. Through the first six months of fiscal 2006, the net loss was $0.7 million, or $0.29 per share, compared to net income of $0.2 million, or $0.07 per share in the prior year.

Zareba Systems

Net sales for the Zareba division, including Zareba Systems of Canada and Zareba Systems Europe, for the quarter ended December 31, 2005, were $5.7 million, an increase of 4% from the prior year’s second fiscal quarter. The increased sales were due in part to the Do-It-Yourself (DIY) retail merchandised automatic gate openers which the Company launched in the third quarter of fiscal 2005.

Through the first six months of fiscal 2006, net sales for the Zareba division were $13.9 million, an increase of $2.3 million, or 19% from the prior year, due primarily to the inclusion of its subsidiary, Zareba Systems Europe, which acquired Rutland on September 27, 2004. Zareba Systems represents approximately 92% of the Company’s sales, with the remainder contributed by Waters Medical Systems.

During the fourth quarter of fiscal year 2005, the Company announced its new proprietary perimeter security system for its Zareba Systems division, initially available on a limited basis. The perimeter security systems and automatic gate openers are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.

Waters Medical Systems

Waters Medical Systems’ net sales for the three and six months ended December 31, 2005, were $0.5 million and $1.1 million, compared to $0.6 million and $1.2 million for the comparable periods in the prior year.

Combined Business

Second quarter fiscal 2006 gross margins were 19.1%, a decrease of 15.5% from the previous year. In addition to the impact of the inventory valuation adjustment, which accounted for 10.3% of the year-to-year decrease, margins decreased due to a shift in customer and product mix, with a higher proportion of current year sales going to higher volume, lower priced customers, as well as lower absorption of manufacturing overhead from lower production levels during the current year quarter versus fiscal 2005. These factors also contributed to the decrease in year-to-date margins, from 37.3% in the prior year to 30.9% in fiscal 2006.

General and administrative expenses were $943,000 and $1.8 million for the three and six months ended December 31, 2005, respectively, compared to $746,000 and $1.4 million for the comparable periods in the prior year. The increased fiscal 2006 second quarter expense compared to the prior year resulted in a large part from severance costs related to the transition of the CFO position and hiring expenses for other key management positions. The inclusion of a full six month results of the Rutland operations in the current fiscal year versus just over three months in the prior year, comprises the majority of the remaining increase in the six-month results year to year.

Sales and marketing expenses were $1.3 million and $2.8 million for the three and six months ended December 31, 2005, respectively, compared to $1.2 million and $2.2 million for the comparable periods in the prior year. The increase resulted primarily from the inclusion of a full six months of results from the Rutland operations in the current fiscal year versus just over three months in the prior year, as well as expanded sales and marketing activities to develop and support the launch of professional grade fence products, professional grade automatic gate openers and new perimeter security systems products.

Research and development expenses were $323,000 and $650,000 for the three and six months ended December 31, 2005, respectively, relatively flat compared to $342,000 and $648,000 for the comparable periods in the prior year. Continued product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems will be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.

Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $164,000 and $335,000 for the three and six months ended December 31, 2005, respectively, compared to $126,000 and $175,000 for the comparable periods in the prior year. The increases resulted from the timing of the Rutland acquisition and the increases in interest rates over the past year.

Liquidity and Capital Resources

The Company’s cash balance at December 31, 2005, and was $1.1 million, unchanged from June 30, 2005. Working capital was $5.2 million at December 31, 2005 versus $7.5 million at June 30, 2005, primarily from the unwinding of seasonally high accounts receivable balances and the subsequent payments of long-term debt and non-compete liabilities during the six months ended December 31, 2005.

Both the Wells Fargo and the Bank of Scotland credit facilities are secured by collateral of the Company in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.

Capital expenditures were $0.2 million for the first half of fiscal year 2006, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company estimates that capital expenditures  for fiscal year 2006 will be less than $0.5 million. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.

In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility secured by the Company included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 7.75 percent on December 31, 2005. The term notes require monthly principal payments of $19,168 plus interest. As of December 31, 2005, the outstanding amount on the WF credit facility was $5.1 million, with an additional $0.2 million available for the future draws. Included in the outstanding amount was $0.5 million from a “swingline advance,” which expired on October 31, 2005. In addition, at December 31, 2005, the Company was not in compliance with certain financial covenants of the WF credit facility. The Company has been negotiating with WF for an extension of the swingline advance, a waiver of the non-compliance and amendment to financial covenants which it expects to complete in the near future. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 5). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2005, the effective interest rate was 7.125 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at December 31, 2005 was £1,912,000, or approximately $3.3 million. At December 31, 2005, the Company was not in compliance with a financial covenant of the BoS facility and is currently seeking a waiver.

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.

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

Valuation of Inventories

Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We maintain a standard costing system for our inventories. Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system. Changes in production levels due to the seasonality of the markets we serve can result in production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profits results from reporting period-to-reporting period. Our labor and overhead rates are set for production rates that match typical market conditions. Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes. Purchase price variances are charged to costs of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology. Significant assumptions with respect to market trends are utilized to formulate our provision methods. Sudden or downward changes in markets we serve may cause us to record additional inventory revaluation charges in future periods.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of SFAS No. 123R will result in an impact to our operating results that are similar to our current pro forma disclosures under Statement No. 123.

Forward-Looking Statements and Risk Factors

Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company successfully negotiating waivers and/or amendments to Covenants relating to its current bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depends on the management’s ability to realize target sales synergies, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales generally and as a result of its new products, which depends on the cost and success of the Company’s development efforts and new products, including the professional series of automatic gate openers, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success on new distribution channels, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) strengthened product offerings in the security and perimeter electric fence markets due to the Rutland acquisition which depends on the Company’s ability to achieve synergies, the quality of the product offerings, and competition from other suppliers; (d) customer acceptances of price increases, which depends on competition, the quality of the products and general economic conditions; and (e) increases in sales and overall efficiency as a result of recent capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not operating effectively with respect to the Zareba Systems Europe inventory, but were effective otherwise to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the second quarter 2006, the Company discovered an overstatement with regard to the labor and overhead valuation assigned to certain products within the Company’s Zareba Systems Europe - Rutland operation. In addition, management reviewed closely the process used to evaluate excess and obsolete inventory for such operation. After analysis, management decided that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified. The financial statements included in this Report reflect such adjustments. As a result of the experience, the Company revised and expanded its process of reviewing Zareba Systems Europe inventory and the related internal controls, to involve greater analysis of historical and planned usage of inventory as well as other data. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to Vote of Security Holders

On October 27, 2005, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,260,295 shares which was 94% of the issued and outstanding 2,404,655 shares, which exceeded the 33–1/3 percent required for a quorum.

The order of business submitted for vote at the meeting was to (i) establish the size of the Board of Directors for the ensuing year to be set at five (5), (ii) to elect three Class I directors, (iii) to approve an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Waters Instruments, Inc.” to “Zareba Systems, Inc.” (iv) to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2006.

Shares voting for the resolution to set the number of directors at five totaled 2,257,808 or 99.9%. Shares voting against or abstaining totaled 2,487 or 0.1% of the shares.

The second resolution to elect three Class I directors were as follows:

Nominee	For	%	Against/Abstain	%
Mr. Franta	2,094,278	92%	166,017	8%
Mr. Grimstad	2,094,278	92%	166,017	8%
Mr. Nordquist	2,094,278	92%	166,017	8%

The third resolution to approve an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Waters Instruments, Inc.” to “Zareba Systems, Inc.” was approved by a vote of 2,249,324 or 99.5%. Shares voting against or abstaining totaled 10,970 or 0.5%

The fourth resolution to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2006 was approved by a vote of 2,227,913 or 98.6%. Shares voting against or abstaining totaled 32,382 or 1.4%.

Item 6. Exhibits

10.1*	Letter Agreement, dated October 17, 2005, with Jeff Mathiesen
10.2*	Second Amendment to Credit And Security Agreement dated as of December 23, 2005 between Zareba Systems, Inc. and Wells Fargo Business Credit, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zareba Systems, Inc.

	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

February 14, 2006