Form 10QSB
period 2006-03-31
ZAREBA SYSTEMS INC
filed 2006-05-12
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended
March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares outstanding of the Company’s Common Stock on May 5, 2006 was 2,424,786.
Transitional Small Business Disclosure Format (Check One)
Yes ☐ No ☑

INDEX TO FORM 10-QSB
The following documents are filed as part of this report:

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
(formerly known as Waters Instruments, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands)	2006	2005
	(Unaudited)
Current assets
Cash and equivalents	$695	$1,054
Trade receivables, net	5,042	7,248
Inventories	7,223	6,287
Other current assets	678	820

Total current assets	13,638	15,409

Property, plant and equipment, net	3,791	4,253

Other assets
Goodwill	5,916	6,023
Trademarks	2,605	2,624
Customer relationships, net	1,624	1,914
Non-compete agreement, net	83	271
Other, net	294	359

Total other assets	10,522	11,191

TOTAL ASSETS	$27,951	$30,853

Current liabilities
Trade payables	$3,644	$2,470
Accrued liabilities	1,409	2,661
Short-term borrowing	500	520
Current maturities of long-term debt and non-compete agreement	2,217	2,210

Total current liabilities	7,770	7,861

Deferred income taxes	988	1,070
Non-compete agreement	—	250
Long-term debt, less current maturities	6,464	7,905

Total liabilities	15,222	17,086

Stockholders’ equity
Undesignated shares as of March 31, 2006 and June 30, 2005, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of March 31, 2006 and June 30, 2005, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of March 31, 2006 and June 30, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,410,161 and 2,404,655 shares, respectively	24	24
Additional paid-in capital	1,931	1,894
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	81	(13)
Retained earnings	10,693	11,862

Total stockholders’ equity	12,729	13,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,951	$30,853

See notes to the financial statements.

ZAREBA SYSTEMS, INC.
(formerly known as Waters Instruments, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands, except per share data)	2006	2005	2006	2005

Net sales	$7,497	$8,215	$22,035	$20,511
Cost of goods sold	5,018	5,321	14,909	12,846

Gross profit	2,479	2,894	7,126	7,665
Operating expenses
Selling, general and administrative	2,436	2,308	6,986	5,912
Research and development	383	313	1,033	961

Total operating expenses	2,819	2,621	8,019	6,873

Income (loss) from operations	(340)	273	(893)	792

Other income (expense), net
Interest income	9	10	25	17
Interest expense	(164)	(161)	(499)	(336)
Other income, net	(93)	(100)	(304)	(202)

Income (loss) before income taxes	(588)	22	(1,671)	271
Income tax provision (benefit)	(207)	7	(598)	95

Net income (loss)	$(381)	$15	$(1,073)	$176

Net income (loss) per common and common equivalent share:
basic	$(0.16)	$0.01	$(0.45)	$0.07
diluted	$(0.16)	$0.01	$(0.45)	$0.07

Cash dividends per share:	—	—	$0.04	$0.04

Weighted average number of shares outstanding
basic	2,410,161	2,404,655	2,406,484	2,388,410
diluted	2,410,161	2,517,296	2,406,484	2,497,508
See notes to the financial statements.

ZAREBA SYSTEMS, INC.
(formerly known as Waters Instruments, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months
	ended March 31,
(In thousands)	2006	2005

Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$(1,073)	$176
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,088	991
Loss on disposal of plant and equipment	47	5
Inventory valuation adjustment	641	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	2,148	1,710
Inventories	(1,668)	237
Other assets	139	434
Deferred income taxes	(67)	868
Accounts payable and accrued expenses	(3)	(2,267)

NET CASH PROVIDED BY OPERATIONS	1,252	2,154

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(210)	(236)
Acquisition of business, net of cash acquired	(46)	(9,546)

Net cash provided by (used in) investing activities	(256)	(9,782)

Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	1,510	10,447
Net advances on short-term borrowings	—	218
Payments on non-compete liability	(250)	(250)
Cash dividend payment	(96)	(96)
Payment for debt issuance costs	—	(460)
Proceeds from the sale of common stock	38	116
Payments on long-term debt	(2,831)	(2,221)

Net cash provided by (used in) financing activities	(1,629)	7,754
Effect of exchange rate changes in cash	274	—
Net increase (decrease) in cash and cash equivalents	(359)	126
Cash and cash equivalents — beginning of period	1,054	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$695	$126

Supplemental Schedule of Investing and Financing Activities
Business acquisition
Fair value of assets acquired, less cash acquired	$—	$6,127
Purchase price assigned to goodwill trademarks and customer relationships	—	5,661
Assumed accounts payable and accrued expenses	—	(3,241)
Assumed long-term debt	—	(9,055)

CASH PURCHASE PRICE, NET OF CASH ACQUIRED	$—	$508

See notes to the financial statements.

ZAREBA SYSTEMS, INC.
(formerly known as Waters Instruments, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)
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
The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Accounting Reclassifications and Adjustments
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies have been improperly recorded as an expense in cost of goods sold as opposed to a deduction in arriving at net sales. Accordingly, the sales value of warranty returns for all periods presented have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $480,000, $161,000 and $660,000 for the nine months ended March 31, 2006, and the three and nine months ended March 31, 2005, respectively. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
During the second quarter fiscal 2006, management determined that inventories had been overstated for labor and overhead applied to certain products during implementation of the Company’s perpetual inventory system at the Company’s Zareba Systems Europe — Rutland operation following the 2004 acquisition. In addition, during the second quarter fiscal 2006, management refined the process used to evaluate excess and obsolete inventory at the Company’s Rutland operation, incorporating information arising from 5 quarters of operations since the acquisition of the Rutland operation, and determined that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified. It appears that these matters originated in periods prior to the second quarter fiscal 2006; however, management was not able to reasonably determine the periods or amounts by which the previously reported results may have been affected. Consequently, the entire impact of these adjustments to the inventory valuation was recorded in the second quarter fiscal 2006. The impact of these adjustments was to increase cost of goods sold and reduce inventories by $641,000, and to increase net loss by approximately $410,000, or $0.17 per share, and to reduce gross margins by approximately 2.9% for nine months ended March 31, 2006. The Company revised its process for reviewing inventory valuation to assist in preventing such adjustments from occurring in the future.
2. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Nine months
	ended March 31,		ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income (loss)	$(381)	$15	$(1,073)	$176
Denominator:
Weighted average common shares outstanding-basic	2,410,161	2,404,655	2,406,484	2,388,410
Dilution associated with the company’s stock-based compensation plans	—	112,641	—	109,098

Weighted average common shares outstanding-diluted	2,410,161	2,517,296	2,406,484	2,497,508

Net income (loss) per share-basic	$(0.16)	$0.01	$(0.45)	$0.07
Net income (loss) per share-diluted	$(0.16)	$0.01	$(0.45)	$0.07
3. Comprehensive Income (Loss)
The components of comprehensive income or loss, net of related tax, for the three and nine months ended March 31, 2006 and 2005 were as follows:

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands)	2006	2005	2006	2005

Net income (loss)	$(381)	$15	$(1,073)	$176
Foreign currency translation adjustment	362	(146)	94	253
Comprehensive income (loss)	$(19)	$(131)	$(979)	$429

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

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net Income (Loss)
As reported	$(381)	$15	$(1,073)	$176
Less pro forma stock-based compensation cost	(4)	(11)	(62)	(34)
Pro forma	$(385)	$4	$(1,135)	$142

Basic Net Income (Loss) per Share
As reported	$(0.16)	$0.01	$(0.45)	$0.07
Pro forma	$(0.16)	$0.00	$(0.47)	$0.06

Diluted Net Income (Loss) per Share
As reported	$(0.16)	$0.01	$(0.45)	$0.07
Pro forma	$(0.16)	$0.00	$(0.47)	$0.06

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
Operating results of the acquired company were included in the Company’s consolidated financial statements from the date of acquisition.
The following are unaudited fiscal year 2004 pro forma operating results as if the acquisition had taken place at July 1, 2004.

Nine months ended
(In thousands, except share and per share data)	March 31, 2005

Net sales	$22,575
Net income	$328
Net income per share
—basic	$0.14
—diluted	$0.13
Weighted average number of shares outstanding	2,388,410
—basic	2,388,410
—diluted	2,497,508
6. Inventories
Inventories consisted of the following.

(In thousands)	Mar 31, 2006	June 30, 2005
	Unaudited

Raw materials	$5,252	$4,372
Work-in-process	112	159
Finished goods	1,859	1,756

TOTALS	$7,223	$6,287

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
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three and nine months ended March 31, 2006 were $221,000 and $492,000, respectively, and were $141,000 and $347,000 for the comparable periods in the prior year.
8. Bank Debt Disclosure
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility secured by the Company included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent (or .50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 7.75 percent on March 31, 2006. The term notes require monthly principal payments of $19,168 plus interest. As of March 31, 2006, the outstanding amount on the WF credit facility was $5.8 million, with an additional $0.3 million available for the future draws. In February 2006, the Company and WF executed the 3rd amendment to the credit facility, which waived previous non-compliance with certain financial covenants and revised certain financial covenants for remaining periods under the credit facility. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 5). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On March 31, 2006, the effective interest rate was 6.6 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at March 31, 2006 was £1,795,000, or approximately $3.1 million. At March 31, 2006, the Company was not in compliance with a financial covenant of the BoS facility and is currently seeking a waiver.
Total bank debt outstanding is summarized as follows:

	March 31,	June 30,
(In thousands)	2006	2005

Note payable to bank	$8,424	$9,852
Short-term borrowings	500	520

	8,924	10,372
Less current maturities and short-term borrowings	(2,460)	(2,471)

TOTALS	$6,464	$7,901

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

	Three months		Nine months
	ended March 31,		ended March 31,
(Unaudited – in thousands)	2006	2005	2006	2005

Net sales:
Zareba Systems	$7,000	$7,575	$20,409	$18,699

Waters Medical Systems	497	640	1,626	1,812

TOTAL	$7,497	$8,215	$22,035	$20,511

Operating income (loss):
Zareba Systems	$(458)	$157	$(1,336)	$410
Waters Medical Systems	118	116	443	382

TOTAL	$(340)	$273	$(893)	$792

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
12. Contingencies
In October 2005, Wisconsin Department of Natural Resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary that the Company must undertake actions in connection with the WDNR’s letter, the Company does not have sufficient information to enable it to determine what these actions will be or their likely cost. The Company expenses all associated legal and professional costs as incurred, which have totaled $39,000 through March 31, 2006.

Item 2.
Management’s Discussion and Analysis or Plan of Operations
Results from Continuing Operations
Overview
Zareba Systems, Inc. has three subsidiaries, Zareba Systems Europe Limited, Waters Medical Systems, Inc. and Zareba Systems of Canada LTD. The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada and Zareba Systems Europe, manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximetery products.
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
In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. Orders are currently being accepted. The Company continues to refine the perimeter security system to make it applicable to additional market segments and is developing distribution agreements with key distributors to sell both non-lethal electric fencing and its patent-pending Guard Tower® product lines in various countries around the world.
Automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchases the current Zareba product line. The Company intends that the automatic gate openers will also be available through commercial, security, and professional distribution in North America and Zareba Systems Europe. During the third quarter of fiscal 2006 the Company introduced a new family of professional series automatic gate openers available to installer distribution channels. Also the Company has launched Rutland branded fence products and accessories during the third quarter, again aimed at new installer distribution channels.
Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Waters Medical Systems revenue is recognized evenly throughout the fiscal year. We believe the new Zareba products will decrease the impact of seasonality as the new products become a more significant percentage of sales. Backlog is not significant in either of the Company’s operating units since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and its resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.
Results of Continuing Operations
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies had been improperly recorded as an expense in cost of goods sold as opposed to a deduction in calculating net sales. Accordingly, the sales value of warranty returns for all periods presented have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $480,000, $161,000 and $660,000 for the nine months ended March 31, 2006, and the three and nine months ended March 31, 2005, respectively. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
During the second quarter fiscal 2006, management determined that inventories had been overstated for labor and overhead applied to certain products during implementation of the Company’s perpetual inventory system at the Company’s Zareba Systems Europe — Rutland operation following the 2004 acquisition. In addition, during the second quarter fiscal 2006, management refined the process used to evaluate excess and obsolete inventory at the Company’s Rutland operation, incorporating information arising from 5 quarters of operations since the acquisition of the Rutland operation, and determined that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified. It appears that these matters originated in periods prior to the second quarter fiscal 2006; however, management was not able to reasonably determine the periods or amounts by which the previously reported results may have been affected. Consequently, the entire impact of these adjustments to the inventory valuation was recorded in the second quarter fiscal 2006. The impact of these adjustments is to increase cost of goods sold and reduce inventories by $641,000, and to increase net loss by approximately $410,000, or $0.17 per share, and to reduce gross margins by approximately 2.9% for nine months ended March 31, 2006. The Company revised its process for reviewing inventory valuation to assist in preventing such adjustments from occurring in the future.
Net sales for the three and nine months ended March 31, 2006, were $7.5 million and $22.0 million, respectively, as compared to $8.2 million and $20.5 million in the comparable periods of the prior year. The decrease in quarterly sales resulted from softer sales in the UK and EU markets due to a late spring and delay in payment of government subsidies to farmers, as well as the timing of medical product orders and a temporary reduction in order rates of major U.S. customers as they adjusted their inventory levels. The increase in nine months sales for fiscal 2006 versus fiscal 2005 reflected the fact that the Zareba Systems’ Rutland acquisition occurred at the end of the first quarter of fiscal 2005. The Company believes that customer buying levels will be more reflective of historical patterns in the fourth quarter of fiscal 2006
Net loss for the third quarter fiscal 2006 was $381,000, or $0.16 per share, compared to net income of $15,000, or $0.01 per share in the prior year, primarily as a result of lower sales and gross margins. Through the first nine months of fiscal 2006, the net loss was $1.1 million, or $0.45 per share, compared to net income of $0.2 million, or $0.07 per share in the prior year. The difference results primarily from the inventory adjustments and gross profit shortfalls discussed above.
Zareba Systems
Net sales for the Zareba division, including Zareba Systems of Canada and Zareba Systems Europe, for the quarter ended March 31, 2006, were $7.0 million, down from $7.6 million for the prior year’s third fiscal quarter. The decrease resulted from weakness of sales in Europe due to a late spring, compounded by deferred spending by UK customers as a result of a delay in payment of farm subsidies by the UK government. An additional factor was the initial spike in sales in the prior year caused by the launch of the Do-It-Yourself (DIY) retail merchandised automatic gate openers in the third quarter of fiscal 2005.
Through the first nine months of fiscal 2006, net sales for the Zareba division were $20.4 million, an increase of $1.7 million, or 9% from the prior year, due primarily to the inclusion of operations from its subsidiary, Zareba Systems Europe, which acquired Rutland on September 27, 2004. Zareba Systems represents approximately 93% of the Company’s sales, with the remainder contributed by Waters Medical Systems.
During the fourth quarter of fiscal year 2005, the Company announced its new proprietary perimeter security system for its Zareba Systems division, initially available on a limited basis. Since that time, the Company has sold small installations and is in various stages of quoting and negotiating several projects. The perimeter security systems and automatic gate openers are an expanded focus for Zareba Systems, and are anticipated to be an emerging and growing market opportunity for the Company.
Waters Medical Systems
Waters Medical Systems’ net sales for the three and nine months ended March 31, 2006, were $0.5 million and $1.6 million, compared to $0.6 million and $1.8 million for the comparable periods in the prior year. The decrease in the current year quarter and nine months sales appears to be related to timing of requirements by customers.
Combined Business
Third quarter fiscal 2006 gross margins were 33.1%, a decrease of 2.1% from the previous year. Increased material costs, including resin costs, and shifts in customer mix are the primary reasons for the decrease in current year quarterly margins versus fiscal 2005. The decrease in year-to-date margins, from 37.4% in the prior year to 32.3% in fiscal 2006, resulted from the second quarter fiscal 2006 inventory valuation adjustment and the third quarter variance discussed above.
Selling, general and administrative expenses were $2.4 million and $7.0 million for the three and nine months ended March 31, 2006, respectively, compared to $2.3 million and $5.9 million for the comparable periods in the prior year. The inclusion of a full nine months of results of the Rutland operations in the current fiscal year versus just over six months in the prior year, comprises a significant portion of the year-to year increase. Costs related to expanded sales and marketing activities surrounding product launch of automatic gate openers and security products, as well as hiring and severance costs for management position changes made up the majority of the remaining increase.
Research and development expenses were $0.4 million and $1.0 million for the three and nine months ended March 31, 2006, respectively, up slightly compared to $0.3 million and $1.0 million for the comparable periods in the prior year. Continued product enhancements for both

WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate openers and perimeter security systems continue to be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $164,000 and $499,000 for the three and nine months ended March 31, 2006, respectively, compared to $161,000 and $336,000 for the comparable periods in the prior year. The increases resulted from the timing of the Rutland acquisition and the increases in interest rates over the past year.
Liquidity and Capital Resources
The Company’s cash balance at March 31, 2006 was $0.7 million, as compared to $1.1 million at June 30, 2005. Working capital was $5.9 million at March 31, 2006 versus $7.5 million at June 30, 2005, with the decrease primarily resulting from the unwinding of seasonally high accounts receivable balances and the subsequent payments of long-term debt and non-compete liabilities during the nine months ended March 31, 2006. The Company expects accounts receivables and debt to increase by June 30, 2006, reflecting the impact of peak season sales and cash demands.
Both the Wells Fargo and the Bank of Scotland credit facilities are secured by collateral of the Company in their respective localities. The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.
Capital expenditures were $0.2 million for the first nine months of fiscal year 2006, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company estimates that capital expenditures for fiscal year 2006 will be less than $0.5 million. The Company believes it will continue to increase sales and improve its overall efficiency and business management as a result of these capital expenditures.
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility (used to acquire North Central Plastics in August of 2001) and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility secured by the Company included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 7.75 percent on March 31, 2006. The term notes require monthly principal payments of $19,168 plus interest. As of March 31, 2006, the outstanding amount on the WF credit facility was $5.8 million, with an additional $0.3 million available for the future draws. In February 2006 the Company and WF executed the 3rd amendment to the credit facility, which waived previous non-compliance with certain financial covenants and established revised certain financial covenants for remaining periods under the credit facility. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 5). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On March 31, 2006, the effective interest rate was 6.6 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at March 31, 2006 was £1,795,000, or approximately $3.1 million. At March 31, 2006, the Company was not in compliance with a financial covenant of the BoS facility and is currently seeking a waiver.
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
The allowance for doubtful accounts is an estimate based on specifically identified accounts. The Company evaluates specific accounts where information that the customer may have an inability to meet its financial obligations is known. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of amounts due could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.
Valuation of Inventories
Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We maintain a standard costing system for our inventories. Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system. Changes in production levels due to the seasonality of the markets we serve can result in production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profit results from reporting period-to-reporting period. Our labor and overhead rates are set for production rates that match typical market conditions. Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes. Purchase price variances are charged to costs of sales each quarter as incurred.
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
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company successfully negotiating waivers and/or amendments to covenants relating to its current UK bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depends on the management’s ability to realize target sales synergies, the impact new Zareba products have on seasonality, as well as general competitive, market and economic conditions; (b) the increase in Zareba Systems’ sales generally and as a result of its new products, which depends on the cost and success of the Company’s development efforts and new products, including the professional series of automatic gate openers, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security systems as an emerging and growing market of the Company, the impact of certain cost reduction initiatives, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success on new distribution channels, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) strengthened product offerings in the security and perimeter electric fence markets and expected growth due to the Rutland acquisition and the addition of new proprietary products which depend on the Company’s ability to achieve synergies, the quality of the product offerings, and competition from other suppliers; (d) customer buying levels returning to historical levels in the fourth quarter of fiscal 2006 and the resulting increases in accounts receivable which depends on customer acceptances of price increases, as well as on competition, the quality of the products and general economic conditions; and, (e) increases in sales and overall efficiency as a result of recent and anticipated capital expenditures depend on the actual effectiveness of such expenditures a well as the impact of many other aspects of the business that contribute to sales figures and efficiency.
Item 3. Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need further refinement in order to operate effectively with respect to the Zareba Systems Europe inventory, but were effective otherwise to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
The Company’s further refinement of its controls and procedures relating to Zareba Systems Europe reflect continued work resulting from the Company’s discovery in the second quarter of fiscal year 2006 of an overstatement with regard to the labor and overhead valuation assigned to certain products within the Company’s Zareba Systems Europe — Rutland operation. In connection with this issue, management continues to review closely the process used to evaluate excess and obsolete inventory for such operation, focusing currently on transactional processes and physical inventory counts. The nine-month financial statements included in this Report reflect such inventory adjustments reflected in the second quarter. As described in our previous Report, the Company continues to revamp and expand its process of reviewing Zareba Systems Europe inventory and the related internal controls, to involve greater analysis of historical and planned usage of inventory as well as other data.

There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
In October 2005, the Wisconsin Department of Natural Resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary that the Company must undertake actions in connection with the WDNR’s letter, the Company does not have sufficient information to enable it to determine what these actions will be or their likely cost.
Item 6. Exhibits

10.2*	Third Amendment to Credit And Security Agreement dated as of February 22, 2006 between Zareba Systems, Inc. and Wells Fargo Business Credit, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zareba Systems, Inc.

By:	/s/ Jerry W. Grabowski

Jerry W. Grabowski
President and Chief Executive Officer
May 12, 2006