Form 10KSB
period 2006-06-30
ZAREBA SYSTEMS INC
filed 2006-09-27
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended June 30, 2006
Commission file number 0-1388

ZAREBA SYSTEMS, INC.
State of Incorporation: Minnesota
IRS Employer Identification No. 41-0832194
13705 26th Avenue N., Suite 102, Minneapolis, MN 55441 (763) 551-1125
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share, registered on the Nasdaq Capital Market
Series A Preferred Stock Purchase Rights Pursuant to Rights Agreement
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The Company’s net sales for the fiscal year ended June 30, 2006 were $34,418,000.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and ask price of such equity, of the Company on September 5, 2006 was $7,192,000
The number of shares outstanding of the Company’s Common Stock on September 5, 2006 was 2,424,786.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instructions E(3), the responses to items 9, 10, 11, 12 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before September 30, 2006.
Transitional Small Business Disclosure Format (Check One) Yes ☐       No ☑

PART I
Item 1. Description of Business
A. Business Development
Our vision is to aggressively increase sales to $50 million by introducing new products and successfully acquiring and integrating companies that fit our selected market segments. Zareba Systems, Inc. (“Zareba” or the “Company”) designs, manufactures and markets electronic perimeter fence, access control systems and medical products. During fiscal years 2006 and 2005, sales were conducted through two principal business units: electric fence systems, d/b/a Zareba Systems/Zareba Systems Europe/Zareba Security; and medical products, d/b/a Waters Medical Systems (WMS). The Company was incorporated in Minnesota in 1960.
On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), Zareba acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, United Kingdom (U.K.) pursuant to a stock purchase agreement. Under the stock purchase agreement, Zareba purchased all of the issued and outstanding share capital for a purchase price of approximately $10.4 million, or approximately $8.5 million net of cash acquired. The transaction was funded with bank debt and cash. This acquisition has strengthened our product offerings in both the security and electronic perimeter fence markets.
Under the brand names Rutland Electric Fencing, Electric Shepherd, and IP (Induced Pulse), products include insulators, fence energizers, high tensile fencing, polypropylene (poly) wire, rope and tape and security fencing. Zareba Systems Europe has 46 employees and annual sales of approximately $8.4 million. Zareba Systems Europe continues the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities. The acquisition of Rutland allowed Zareba to gain an entry into the UK, Europe, and the Middle East market segments, as well as expand distribution of the Rutland Electric Fencing Product in the U.S.
On May 1, 2006, Zareba Security Inc. was established as a wholly-owned subsidiary of Zareba for the purpose of separating the security lines of products from the Company’s other Zareba lines.
On June 30, 2005, all the assets of the WMS division were transferred to a wholly-owned subsidiary, Waters Medical Systems, Inc.
On August 6, 2001, Zareba purchased all outstanding shares of North Central Plastics, Incorporated (NCP) pursuant to a stock purchase agreement. The acquisition was partially funded with new bank debt. At the closing of the purchase, the parties also entered into an Earn-out Agreement that required Zareba to pay the sellers up to an additional $750,000 if operating results of Zareba in fiscal year 2003 through 2006 exceed predetermined levels. The determination of any contingent purchase price was required to be made annually. As of June 30, 2006 and 2005, earn-out payments of $56,000 and $49,000, respectively, were assigned to goodwill based on management’s assessment of operating results (See Footnote 4). No further earn-out payment obligations remain.
Under the brand name Red Snap’r, North Central Plastic’s products included insulators, fence energizers, high tensile fencing, polypropylene (poly) wire, rope and tape and accessories. The acquisition of NCP allowed Zareba to consolidate operations in NCP’s 64,000 square foot facility located in Ellendale, Minnesota, and to further expand its distribution in the U.S., Canada, Mexico, Central and South America, Europe and New Zealand.
B. Business of Issuer
1) Zareba Systems
The Zareba Systems division (“Zareba Systems”) designs, manufactures and sells electronic perimeter fence and access control systems in both North America and the United Kingdom. These products are used for the control, containment and deterrent of everything from humans (in the case of terrorists or prison inmates in security applications) to horses, livestock, and lawn and garden applications (in the growing hobby farm market). An electronic perimeter fence system consists of an alternating current (also referred to as “AC”), direct current (also referred to as “DC”) or solar energizer insulators for the fence posts, poly wire, tape and rope, automatic gate openers, and a wide range of hardware and accessories. Automatic gate openers are incorporated as a means to open gates safely from a distance, such as from a vehicle.

In North America, Zareba Systems primarily sells to major retail merchandisers through direct sales personnel and independent representatives in the “Do It Yourself” (DIY) hobby farm and hardware markets. Zareba Systems’s business is seasonal, with peak customer demand occurring in the spring and summer months. In the United Kingdom, Zareba Systems sells directly to dealers through direct sales personnel and delivers products with its factory owned tractor/trailer system. Backlog is not significant in this unit’s operations since most orders are filled within days after receipt of a purchase order.
Zareba Systems released several new electronic perimeter fence products during fiscal year 2005, including an electronic automatic gate opener for both residential and commercial use. These products open gates from a distance using a radio frequency transmitter signal and battery backed-up motors to swing open various styles of gates allowing access to secured property. In addition, Zareba Systems has developed and began marketing the Guard Tower™ perimeter security system designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of security applications. Potential applications include airports, oil refineries, remote utility sites, high value storage sites, correctional facilities as well as other commercial or government properties.
The market for electronic perimeter fence systems is competitive, with several global manufacturers vying for market share. By providing a fully integrated line of products, Zareba Systems considers itself the largest supplier of electronic perimeter fence systems in North America and the United Kingdom. Zareba Systems electric fence system sales in fiscal year 2006 accounted for 94 percent of the Company’s total sales from continuing operations, as compared to 93 percent in the prior year. In fiscal year 2006, one Zareba Systems customer had sales greater than 10 percent of the Company’s total sales. Sales to this customer totaled $6.2 million.
Zareba Systems made no significant electric fence system sales to governmental agencies, and therefore no governmental contracts are subject to renegotiation. Raw materials used in the production of electronic perimeter fence system products are generally available from a number of suppliers.
Zareba has several patents, including on its (i) Apparatus and Method for Control of Electric Fence, issued August 4, 2003, (ii) Animal Containment System having a dynamically changing perimeter which was filed in February 2002, (iii) combined front panel and mount for an electric fence insulator filed in September 1992; (iv) direct capacitive discharge electric fence controller filed in March 1997; (v) electric fence charger filed in September 1992, (vi) types of electric fence insulators filed in October 1990, August 1989 and October 2001; (vii) fence post assembly, portable fencing system and method filed in September 2000; (viii) fence post cap insulator filed in December 1996; (ix) fence strand retainer clip for fence posts filed in September 1997; (x) front panel for an electric fence insulator filed in April 1989; and (xi) insulator for backside of a t-post filed in May 1998. Each of the patents has a 20 year duration from filing.
Zareba also has registered the following trademarks in the United States: American Farmworks & Design, Blitzer, Bulldozer, Captivator, Electric Shepherd, Electro-line, Ezee Corral, Garden Protector, Guard Tower, Hol-dem, Horse Sense Electric Fence System, Hot Spark, International, One Stop Fencing and Design; Oxicom; Pet Controller; ProSwitch, Red Snap’r & Design, Rutland Professional Products, Sting Ray, Super Charger, Tarantula, Waters Instruments, Inc., Zareba, Zareba Security, and Zareba Systems.
It has also registered the following trademarks in Australia, New Zealand, Canada and the European Union: Horse Sense Electric Fence System, the Horse Fence That Makes Sense, and Red Snap’r. Zareba also has a registered trademark for Zareba in the European Union.
2) Waters Medical Systems
Waters Medical Systems, Inc. (WMS), a wholly owned subsidiary of Zareba, designs, manufactures and markets electronic medical instruments for cardiovascular and organ preservation used in laboratories, clinics and hospitals. The RM3 and Waters’ Oxicom family of whole blood oximeters represent WMS’ primary products.
The RM3 Renal Preservation System (RM3), a two-part kidney preservation system that includes the medical device and disposable cassette, was designed to preserve kidneys prior to transplant, evaluate kidney performance, and to significantly improve post-surgical patient outcomes. The RM3 utilizes pulsatile preservation technology to improve the outcome of kidney transplants while reducing associated costs. The RM3 continues to serve global markets as well as the United States market. WMS works closely with Organ Procurement Organizations and independent organizations to design and complete perfusion and preservation laboratories, and works actively with the International Society for Organ Preservation to increase training opportunities for new customers. Independent scientific research strongly recommends pulsatile preservation as the standard for renal preservation.

As the brand leader used in cardiac catheterization labs, Waters’ Oxicom family of whole blood oximeters continues to maintain its product and disposable cuvette sales. The Oxicom measures the oxygen saturation of the blood. WMS continues to be a strong supplier in its two market niches. Sales by WMS in fiscal year 2006 were 6.2 percent of Zareba’s total sales from continuing operations compared to 7.2 percent in fiscal 2005.
In June 2006, WMS received ISO 13485:2003 certification for quality medical management systems standards. WMS also has CE Marks on both its RM3 and Oxicom products, a requirement to market products in Europe. CE Marking on a product is a manufacturer’s declaration that the product complies with the essential requirements of the relevant European health, safety and environmental protection legislations.
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
3) Information as to Zareba’s Business as a Whole
During fiscal years 2006 and 2005, Zareba spent $1.4 million and $1.3 million for research and development projects, respectively.
As of June 30, 2006, Zareba and its subsidiaries had a total of 141 employees, with 137 full-time employees, as compared to a total of 139 employees, with 133 full-time employees the prior year.
4) Financial Information about Foreign and Domestic Operations and Export Sales
The majority of Zareba’s products are sold in the United States and United Kingdom, with export and foreign sales of $9.6 million in fiscal year 2006, compared to $8.0 million in fiscal year 2005. On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, Zareba acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, UK. Operating results of the acquired company, which were included in Zareba’s consolidated financial statements from the date of acquisition, comprised $6.7 million of foreign sales in fiscal year 2005. Most sales for foreign exports that have originated from the U.S. have been made through unrelated foreign and export dealers in major European, Asian, South American and other foreign markets. Sales in Canada totaled $829,000 for fiscal year 2006.
Item 2. Description of Property
Zareba owns a 64,000 square foot facility in Ellendale, Minnesota that houses its manufacturing and support functions. The building and land are pledged as collateral for the Company’s credit facility with Wells Fargo Business Credit. The Company currently leases 6,895 square feet of office space in a Plymouth, Minnesota, office complex for its corporate headquarters. The lease extends through January 31, 2008, and requires a monthly payment of $5,338. Zareba also leases an 11,000 square foot facility in Rochester, Minnesota where certain of Zareba’s administrative activities and WMS’s manufacturing facility are located, at a current monthly lease rate of $5,146. The Rochester facility lease extends through February 28, 2009.

Zareba Systems Europe leases certain facilities in the UK for its manufacturing and distribution operations. The UK leases vary in term, with the principle facility lease commencing on September 22, 2004 and continuing for a twenty-five year period. The lease provides for an early termination election every five years upon six months written notice, the first of which occurs September 22, 2009. The combined monthly lease rate for the UK facilities as of fiscal year end 2006 was approximately $26,000.
Zareba believes that its current facilities are adequate to meet its business needs and that insurance coverage on its properties is adequate.
Item 3. Legal Proceedings
Zareba did not have any legal proceedings during fiscal years 2006 and 2005 that were outside of routine litigation, incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Zareba’s shareholders during the fourth quarter of fiscal year 2006.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Market Information
Zareba’s common stock is traded on the NASDAQ Capital Market under the symbol ZRBA.

Stock Price	High	Low

FY2005
First Quarter	$9.76	$6.01
Second Quarter	$9.09	$7.31
Third Quarter	$11.80	$7.00
Fourth Quarter	$8.89	$6.03
FY2006
First Quarter	$11.25	$7.85
Second Quarter	$8.94	$7.54
Third Quarter	$8.60	$6.40
Fourth Quarter	$7.40	$4.61
Shareholders
As of September 5, 2006 Zareba had approximately 468 shareholders of record.
Dividend Summary
At a regularly scheduled meeting on October 27, 2005, the Board of Directors of Zareba declared a cash dividend based on fiscal year 2005 operating results. Zareba paid the dividend in December 2005 at the rate of $.04 per share, or an aggregate amount of $96,000. Zareba also paid a dividend in December 2004 of $.04 per share for an aggregate amount of $96,000.
The Board of Directors will review its dividend policy and make an appropriate decision at its regularly scheduled meeting to be held in connection with Zareba’s 2006 Annual Meeting of Shareholders. There is no assurance Zareba will continue to declare dividends.

Item 6. Management’s Discussion and Analysis or Plan of Operation
Overview
Zareba Systems, Inc. has four subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc., Waters Medical Systems, Inc. and Zareba Systems of Canada LTD. The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada, Zareba Systems Europe, and Zareba Security, Inc., manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximetery products.
On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland, the largest manufacturer of electronic perimeter fence systems in the United Kingdom. To facilitate the acquisition, the Company and Zareba Systems Europe utilized credit facilities provided by Wells Fargo Bank and Bank of Scotland. The Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the Zareba Systems Europe subsidiary have been included in the Company’s consolidated financial statements since the date of acquisition. This acquisition impacted net sales significantly.
In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries in fiscal 2006 and has several quotes outstanding on large and small scale applications. Zareba established a distribution agreement with a key distributor in the UK and anticipates establishing similar agreements with other distributors to sell both non-lethal electric fencing and its patent-pending Guard Tower® product lines in various countries around the world. The Company continues to refine the perimeter security system to make it applicable to additional market segments.
Automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchased products within the original Zareba product line. The Company intends to make the automatic gate openers also available through commercial, security, and professional distribution in North America and Zareba Systems Europe. During the third quarter of fiscal 2006 the Company introduced a new family of professional series automatic gate openers available to installer distribution channels. The Company also has launched Rutland branded fence products and accessories in North America during the third quarter, expected to begin shipping in the second quarter of fiscal 2007, again aimed at new installer distribution channels.
Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Waters Medical Systems revenue is recognized evenly throughout the fiscal year. We believe the new Zareba products will decrease the impact of seasonality as the new products become a more significant percentage of sales. Backlog is not significant in either of the Company’s operating units since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and a further resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.
Results of Continuing Operations
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies had been improperly recorded as an expense in cost of goods sold as opposed to a deduction in calculating net sales. Accordingly, the sales value of warranty returns for fiscal year 2005 have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $780,000 for the fiscal year ended June 30, 2005 from previously reported amounts. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
During the second quarter fiscal 2006, management determined that inventories had been overstated for labor and overhead applied to certain products during implementation of the Company’s perpetual inventory system at the Company’s Zareba Systems Europe — Rutland operation following the 2004 acquisition. In addition, during the second quarter fiscal 2006, management refined the process used to evaluate excess and obsolete inventory at the Company’s Rutland operation, incorporating information arising from 5 quarters of operations since the acquisition of the Rutland operation, and determined that certain adjustments were required to inventories determined to be obsolete or excess that were not previously identified. It appears that these matters originated in periods prior to the second quarter fiscal 2006; however, management was not able to reasonably determine the periods or amounts by which the previously reported results may have been affected. Consequently, the entire impact of these adjustments to the inventory valuation was recorded in the second quarter fiscal 2006. The impact of these adjustments was to increase cost of goods sold and reduce inventories by $641,000, and to increase net loss by approximately $410,000, or $0.17 per share, and to reduce gross margins by approximately 1.9% for the year ended June 30, 2006. The Company revised its process for reviewing inventory valuation to assist in preventing such adjustments from occurring in the future.
Net sales for the year ended June 30, 2006, were $34.4 million as compared to $31.8 million in the prior year. The increase in net sales resulted primarily from the inclusion of the Rutland operation for a full fiscal year 2006, with the acquisition occurring at the end of the first quarter of fiscal 2005.
Net loss for fiscal year 2006 was $301,000, or $0.12 per share, compared to net income of $850,000, or $0.34 per fully diluted share in the prior year. The difference results primarily from the inventory adjustments previously discussed, as well as increased product costs and increased expenses related to investments in product development, sales growth and infrastructure development discussed below.
Electric Fence Systems
Net sales for the Zareba division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $32.3 million in fiscal year 2006, an increase of 9.6%, from $29.5 million in the previous fiscal year. The increase year to year was due primarily to the inclusion of operations from its subsidiary, Zareba Systems Europe, which acquired Rutland on September 27, 2004. In addition, sales increases in North America electric fencing systems were offset by the effects of a weakness of sales in Europe due to a late spring, compounded by deferred spending by UK customers as a result of a delay in payment of farm subsidies by the UK government. Overall, Zareba electric fence systems sales represent approximately 94% of the Company’s sales, with the remainder contributed by Waters Medical Systems.
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
Waters Medical Systems
Waters Medical Systems’ net sales were $2.1 million in fiscal 2006 versus $2.4 million in the prior year. The decrease in current year sales resulted from delayed equipment orders and increased competition in certain markets. The Company expects sales to rebound in fiscal 2007 due to newly launched liquid controls for its Oxicom products along with MPS machine profusion solutions that are expected to be available during the third quarter.
Combined Business
Fiscal year 2006 gross margins were 33.7%, a decrease of 3.9% from 37.6% in the previous year. The second quarter fiscal 2006 inventory valuation adjustment, accounting for 1.9% of the decrease, and increased material and air freight costs, as well as shifts in customer mix were the primary reasons for the decrease year to year.
Selling, general and administrative expenses were $9.6 million for fiscal year 2006 compared to $8.7 million in the prior year. The inclusion of a full year’s results of the Rutland operations in the current fiscal year versus just over nine months in the prior year comprised a significant portion of the year-to year increase. Costs related to expanded sales and marketing activities surrounding product launch of automatic gate openers and security products, as well as hiring and severance costs for management position changes made up the majority of the remaining increase.
Research and development expenses were $1.4 million for fiscal year 2006, up slightly from $1.3 million in the prior year. New product development and testing for Zareba Systems automatic gate openers and perimeter security systems as well as continued product enhancements for both WMS and Zareba Systems continue to be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.

Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $797,000 for in fiscal year 2006, compared to $518,000 in the prior year. The increases resulted from the timing of the Rutland acquisition and the increases in interest rates over the past year.
Liquidity and Capital Resources
The Company’s cash and working capital balances at June 30, 2006 increased to $1.4 million and $8.3 million, respectively, as compared to $1.1 million and $7.5 million at June 30, 2005, as a result of cash flows from operations in fiscal year 2006.
Accounts receivable and inventories increased to $8.2 million and $6.7 million, respectively, at June 30, 2006 from $7.2 million and $6.3 million in the prior year, as a result of increased fourth quarter 2006 sales and investments in inventory to support the higher activity levels and new product introductions.
Capital expenditures were $0.3 million in each of fiscal years 2006 and 2005, and were used primarily for manufacturing equipment and purchases of new product tooling.
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 8.75 percent on June 30, 2006. The term notes require monthly principal payments of $19,168 plus interest. As of June 30, 2006, the outstanding amount on the WF credit facility was $5.1 million, with an additional $0.9 million available for the future draws. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition (See Note 5 to financial statements). Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On June 30, 2006, the effective interest rate was 6.63 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at June 30, 2006 was £1.7 million, or approximately $3.1 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for the future.
Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
The table below shows a summary of the Company’s remaining contractual cash obligations including interest expense at June 30, 2006, including the above listed items to the Company’s credit facility and other term debt.
Contractual Obligations-United States

(In thousands)	FY2007	FY2008	FY2009	FY2010	FY2011	After FY2011	Total

Long-term debt	$536	$5,127	$230	$155	$130	$422	$6,600
Covenant not-to-compete	250	—	—	—	—	—	250
Operating leases	128	101	41	—	—	—	270

TOTAL	$914	$5,228	$271	$155	$130	$422	$7,120

Contractual Obligations-United Kingdom

(In thousands)	FY2007	FY2008	FY2009	FY2010	FY2011	After FY2011	Total

Long-term debt	$928	$981	$1,048	$141	$—	$—	$3,098
Operating leases	312	311	311	285	276	4,365	5,860

TOTAL	$1,240	$1,292	$1,359	$426	$276	$4,365	$8,958

The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures.
Critical Accounting Policies
The Company’s critical accounting polices are discussed below.
Revenue Recognition
The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. The Company accounts for customer rebates on the accrual basis when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.
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
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 9 to the financial statements for additional information.
Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. We are currently evaluating option valuation methodologies and assumptions in light of SFAS No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of SFAS No. 123R will result in an impact to our operating results that are similar to our current pro forma disclosures under Statement No. 123.
The FASB has published Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize target sales synergies, the impact new Zareba products have on seasonality, as well as general competitive, market and economic conditions; (b) growth in Zareba Systems’ sales generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the security systems and gate openers will become an emerging and growing market opportunity, which depend on the cost and success of the Company’s development efforts and new products, including the professional series of automatic gate openers, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success on new distribution channels, the actual costs of supplies, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; (d) the expectation of a rebound of WMS sales and the goal of growing the WMS business to 10 percent of the Company’s revenues, which depend on the effectiveness of our sales force and our new general manager, the acceptance and effectiveness of the new liquid controls, and the successful development and market acceptance of new products; (e) the goal of the Company to reach $50 million in sales, which depends on the success of its new products, the actual growth within the WMS business, the effectiveness of the Company’s current management team, actual growth within Zareba Systems in both Europe and the U.S., and general economic conditions; and, (f) the anticipation that additional agreements will be established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force, the quality of our products versus those otherwise available in Europe and elsewhere.

ITEM 7. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Zareba Systems, Inc.
Rochester, Minnesota
We have audited the accompanying consolidated balance sheets of Zareba Systems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zareba Systems, Inc. as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
September 12, 2006

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2006	2005

Current assets
Cash and cash equivalents	$1,414	$1,054
Accounts receivable, net	8,239	7,248
Inventories	6,722	6,287
Other current assets	947	820

Total current assets	17,322	15,409

Property, plant and equipment, net	3,777	4,253

Other assets
Goodwill	6,151	6,023
Trademarks	2,638	2,624
Customer relationships, net	1,647	1,914
Non-compete agreement, net	21	271
Other, net	281	359

Total other assets	10,738	11,191

TOTAL ASSETS	$31,837	$30,853

Current liabilities
Accounts payable	$4,527	$2,470
Accrued salaries, wages, and other compensation	651	726
Accrued product warranties	512	413
Other accrued liabilities	1,552	942
Income taxes payable	97	580
Short-term borrowing	300	520
Current maturities of long-term debt and non-compete agreement	1,413	2,210

Total current liabilities	9,052	7,861

Deferred income taxes	923	1,070
Non-compete agreement	—	250
Long-term debt, less current maturities	8,234	7,905

Total liabilities	18,209	17,086

Stockholders’ equity
Undesignated shares as of June 30, 2006 and June 30, 2005, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of June 30, 2006 and June 30, 2005, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of June 30, 2006 and June 30, 2005, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,424,786 and 2,404,655 shares, respectively	24	24
Additional paid-in capital	1,987	1,894
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	152	(13)
Retained earnings	11,465	11,862

Total stockholders’ equity	13,628	13,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,837	$30,853

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share data)	2006	2005

Net sales	$34,418	$31,827
Cost of goods sold	22,821	19,850

Gross profit	11,597	11,977
Operating expenses
Selling, general and administrative	9,586	8,748
Research and development	1,406	1,257

Total operating expenses	10,992	10,005

Income from operations	605	1,972

Interest income	29	22
Interest expense	(797)	(518)
Other income (expense), net	(304)	(269)

Income (loss) before income taxes	(467)	1,207
Income tax provision (benefit)	(166)	357

Net income (loss)	$(301)	$850

Net income (loss) per common and common equivalent share:
basic	$(0.12)	$0.36
diluted	$(0.12)	$0.34

Cash dividends per share:	$0.04	$0.04

Weighted average number of shares outstanding
basic	2,410,285	2,392,460
diluted	2,410,285	2,500,434
See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

				Accumulated
				Other
	Common Stock			Comprehensive
				Loss Foreign
				Currency
	Outstanding	Amount	Additional Paid	Translation	Retained	Stockholders’
(In thousands)	Shares	Amount	In Capital	Adjustment	Earnings	Equity

Balance June 30, 2004	2,350	$23	$1,779	$—	$11,108	$12,910
Comprehensive income:
Net income	—	—	—	—	850	850
Foreign currency translation adjustment	—	—	—	(13)	—	(13)

Total comprehensive income						837

Dividends paid ($.04/share)	—	—	—	—	(96)	(96)
Issuance of common stock
Employee Stock Purchase Plan	46	1	51	—	—	52
Exercise of stock option	9	0	64	—	—	64

Balance June 30, 2005	2,405	$24	$1,894	$(13)	$11,862	$13,767
Comprehensive income
Net loss					(301)	(301)
Foreign currency translation adjustment	—	—	—	165	—	165

Total comprehensive loss						(136)

Dividends paid ($.04/share)	—	—	—	—	(96)	(96)
Issuance of Common Stock
Employee Stock Purchase Plan	5	—	37	—	—	37
Exercise of Stock Option	15	—	56	—	—	56

Balance June 30, 2006	2,425	$24	$1,987	$152	$11,465	$13,628

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
(In thousands)	2006	2005

Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$(301)	$850
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,448	1,392
Loss on disposal of plant and equipment	46	5
Allowance for doubtful accounts	(72)	127
Deferred income taxes	(144)	(71)
Inventory valuation adjustment	641	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(871)	(639)
Inventories	(993)	811
Other assets	(159)	303
Accounts payable and accrued expenses	2,154	(1,094)

NET CASH PROVIDED BY OPERATIONS	1,749	1,684

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(347)	(272)
Acquisition of business, net of cash acquired	(46)	(8,608)

Net cash provided by (used in) investing activities	(393)	(8,880)

Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	—	11,190
Net advances on revolving credit facility	585	—
Net advances (payments) on short-term borrowings	(200)	20
Payments on non-compete liability	(250)	(250)
Cash dividend payment	(96)	(96)
Payment for debt issuance costs	—	(384)
Proceeds from the sale of common stock	93	116
Payments on long-term debt	(1,133)	(2,352)

Net cash provided by (used in) financing activities	(1,001)	8,244
Effect of exchange rate changes in cash	5	6
Net increase in cash and cash equivalents	360	1,054
Cash and cash equivalents — beginning of period	1,054	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,414	$1,054

Supplemental Schedule of Investing and Financing Activities
Accrued additional purchase price related to earn-out payment	$56	$49

Business acquisition
Fair value of assets acquired, less cash acquired	$—	$6,127
Purchase price assigned to goodwill trademarks and customer relationships	—	5,661
Assumed accounts payable and accrued expenses	—	(3,241)
Assumed long-term debt	—	(9,055)

CASH PURCHASE PRICE, NET OF CASH ACQUIRED	$—	$508

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
     Note 1 — Nature of Business and Significant Accounting Policies
Nature of Business: Zareba Systems, Inc. (Zareba) operates two principal business units: Zareba Systems, which includes the three subsidiaries, Zareba Systems Europe Limited, Zareba Systems of Canada, Ltd. and Zareba Security, Inc., and Waters Medical Systems (WMS), operated through Waters Medical Systems, Inc. The sales of products from the business units occur principally within North America and the United Kingdom. Zareba Systems designs, manufactures and markets electronic perimeter fence systems including energizers, high tensile fence systems, insulators, poly wire, tape and rope, automatic gate openers and perimeter security fence systems for human and animal control, containment, and deterrent. WMS designs, manufactures and markets organ preservation devices and cardiovascular analytical instruments used in hospitals, organ procurement organizations and laboratories.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Zareba Systems, Inc. and its wholly-owned subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc., Waters Medical Systems, Inc. and Zareba Systems of Canada, Ltd. (collectively, “Zareba” or the “Company”). All inter-company accounts and transactions between consolidated entities have been eliminated.
Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents: All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Generally, the Company’s cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments. The Company deposits its cash in high credit quality financial institutions. The balance, at times, may exceed federally insured limits.
Accounts Receivable: The Company generally requires no collateral from its customer with respect to trade accounts receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical experience and the expected ability to collect all accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.
Inventories: Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We maintain a standard costing system for our inventories. Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system. Changes in production levels due to the seasonality of the markets we serve can result in production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profit results from reporting period-to-reporting period. Our labor and overhead rates are set for production rates that match typical market conditions. Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes. Purchase price variances are charged to costs of sales each quarter as incurred.
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

Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 40 years for buildings, 5 to 15 years for improvements, and 3 to 10 years for machinery, equipment, and office furniture. Leasehold improvements are amortized using the straight line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to expenses.
Intangible Assets: In accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, the goodwill and trademarks acquired with the purchase of North Central Plastics (NCP) and Rutland (United Kingdom) are not being amortized, but are subject to periodic impairment testing. The trademarks are considered an indefinite lived intangible and therefore, not subject to amortization but rather periodic impairment tests. The NCP non-compete agreement has been amortized on a straight-line basis over five years. The Rutland customer relationships are being amortized on a straight-line basis over seven years.
Impairment of Long-lived Assets: The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.
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
Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2006, the fair value of the Company’s long-term debt approximated their carrying value.
Revenue Recognition: The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. The Company accounts for customer rebates on the accrual basis when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.

Product Warranty: The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of charges to the warranty reserve is equal to the costs to repair or otherwise satisfy the claim.
Foreign Currency Translations and Transactions: Foreign assets and liabilities are translated using the year-end exchange rates. Results of operations are translated using the average rates throughout the year. The translation gains or losses are accumulated as a separate component of stockholders’ equity.
Comprehensive Income (Loss): The components of comprehensive income (loss) include net income (loss) and the effects of foreign currency translation adjustments. The accumulated other comprehensive income for the foreign currency translation adjustment at June 30, 2006 was a gain of $165,000, and the net tax effect was not significant.
Shipping and Handling: In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in operating expenses. Shipping and handling costs included in operating expenses were $1.3 million for each of the years ended June 30, 2006 and 2005.
Stock-Based Compensation: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”
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

(In thousands, except per share data)	FY2006	FY2005

Net income (loss), as reported	$(301)	$850
Stock-based compensation determined under fair value based method for all awards	(66)	(42)

Pro forma net income (loss)	(367)	808

Basic earnings (loss) per share
As reported	$(0.12)	$0.36
Pro forma	$(0.15)	$0.34

Diluted earnings (loss) per share:
As reported	$(0.12)	$0.34
Pro forma	$(0.15)	$0.32

The fair value of each option has been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rate of 4.46 and 1.25 percent; price volatility of 82.16 and 92.15 percent, risk-free interest rate of 4.38 and 4.25 percent and an expected life of three and 10 years for the years ended June 30, 2006 and 2005, respectively.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.
The Company’s adoption of SFAS No. 123R was effective beginning with the Company’s quarter ended September 30, 2006, which will require all share-based payments to Company employees, including grants of employee stock options, to be recognized in the Company’s financial statements based on their fair values.

Employee Benefits: The Company has a calendar year-end 401(k) deferred savings plan for all United States employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During of the years ended June 30, 2006 and 2005, the Company expensed $39,000 and $35,000 in matching contributions, respectively.
The Company offers medical insurance to its U.S. associates, which it self-insures up to $35,000 per individual and $1,000,000 in aggregate. During the years ended June 30, 2006 and 2005, the amounts charged to general and administrative expense under this plan were $428,000 and $234,000, respectively.
Advertising Costs: The Company follows the policy of charging production costs of advertising to expense as incurred. Advertising expenses for fiscal years ended June 30, 2006 and 2005 were $791,000 and $736,000, respectively.
Income Taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences, which are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Earnings or Loss per Share: Basic earnings or loss per share is determined based on the weighted average common shares outstanding, while the diluted earnings per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	Year ended June 30,
(In thousands, except per share data)	2006	2005

Numerator:
Net income (loss)	$(301)	$850

Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	2,410	2,392
Dilutive potential shares — employee stock options	—	108

Denominator for diluted earnings (loss) per share, weighted average shares	2,410	2,500

Earnings (loss) per share-basic	$(0.12)	$0.36
Earnings (loss) per share-diluted	$(0.12)	$0.34

Dilutive potential common shares were excluded from calculation of the denominator in fiscal year 2006 because the effect would be antidilutive. The dilutive effect of these additional shares for the year ended June 30, 2005 was to increase the weighted average shares outstanding by 108,000 shares.
Reclassifications: Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the Company’s stockholders’ equity, net income or net cash flows as previously reported.
New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company adopted SFAS No. 123R its first fiscal 2007 quarter. We expect that our adoption of SFAS No. 123R will result in an impact to our operating results that are similar to our current pro forma disclosures under Statement No. 123.
The FASB has published Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.
     Note 2 — Balance Sheet Information
The allowance for doubtful accounts was as follows:

	June 30,
(In thousands)	2006	2005

Beginning balance	$191	$69
Provision for doubtful accounts	27	167
Write-offs/recoveries, net	(99)	(45)

Ending balance	$119	$191

Components of inventory were:

	June 30,
(In thousands)	2006	2005

Raw materials	$2,662	$4,372
Work-in-process	86	159
Finished goods	3,974	1,756

Totals	$6,722	$6,287

Property, plant and equipment were as follows:

	June 30,
(In thousands)	2006	2005

Land	$205	$205
Building and improvement	1,878	1,846
Machinery and equipment	3,609	3,621
Office furniture	1,704	1,541
Vehicles	196	194
Jigs, dies and fixtures	2,003	1,859

Total depreciable assets	9,595	9,266
Less accumulated depreciation	5,818	5,013

Net fixed assets	$3,777	$4,253

Depreciation & amortization expense (in thousands)	2006	2005

Depreciation expense	$790	$834
Amortization expense	658	558

Total depreciation & amortization expense	$1,448	$1,392

Amortization expense relates to intangible assets, patents and debt issuance costs.
The warranty reserve was as follows:

	June 30,
(In thousands)	2006	2005

Beginning balance	$413	$354
Warranty expense	540	340
Processed warranty claims	(441)	(281)

Ending balance	$512	$413

     Note 3 — Acquisition of Rutland Electric Fencing Company Ltd.
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

Operating results of the acquired company were included in the Company’s consolidated financial statements from the date of acquisition.
The following are unaudited fiscal year 2005 pro forma operating results as if the acquisition had taken place at July 1, 2004.

Fiscal year ended
(In thousands, except share and per share data)	June 30, 2005

Net sale	$34,669
Net income	$1,105
Net income per share
—basic	$0.46
—diluted	$0.44
Weighted average number of shares outstanding
—basic	2,392,460
—diluted	2,500,434
     Note 4 — Goodwill and Other Intangible Assets
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the years ended June 30, 2006 and 2005 are as follows:

	Fiscal year ended June 30,
	2006		2005
		Ind. Life		Ind. Life
(In thousands)	Goodwill	Intangibles	Goodwill	Intangibles

Beginning balance	$6,023	$2,624	$2,998	$2,075
Goodwill and trademarks acquired during period	—	—	2,973	550
Increase associated with NCP earn-out payment	56	—	49	—
Currency translation adjustment	72	14	3	(1)

Ending balance	$6,151	$2,638	$6,023	$2,624

As of June 30, 2006 and 2005, earn-out payments of $56,000 and $49,000, respectively, were assigned to goodwill based on management’s assessment of operating results in connection with the North Central Plastics, Incorporated Stock Purchase Agreement which included an earn-out agreement that required the Company to pay the Sellers up to an additional $750,000 if operating results of the Company in fiscal years through 2006 exceed predetermined levels.
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
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

At June 30, 2006 and June 30, 2005, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.
Intangible assets subject to amortization were as follows:

	Fiscal year ended June 30,
	2006		2005
		Customer		Customer
(In thousands)	Non-compete	Relationships	Non-compete	Relationships

Gross carrying amount	$1,250	$2,196	$1,250	$2,144
Accumulated amortization	1,229	549	979	230

Net carrying amount	$21	$1,647	$271	$1,914

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.
Amortization expenses related to definite lived intangible assets for 2006 and 2005 were $569,000 and $480,000, respectively. Estimated future annual amortization expense for identified intangible assets is as follows:

	Fiscal
(In thousands)	Year	Amount
	2007	$335
	2008	314
	2009	314
	2010	314
	2011	314
	Thereafter	77

	Total	$1,668

     Note 5 — Financing
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new Wells Fargo Business Credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the agreement runs for three years, and it is renewable on an annual basis thereafter. The effective interest rate was 8.75 and 6.75 percent on June 30, 2006 and 2005, respectively. The term notes require monthly principal payments of $19,168 plus interest. As of June 30, 2006, the outstanding amount on the WF credit facility was $5.2 million, with an additional $0.8 million available for the future draws. Future WF availability is determined by the daily eligible collateral net of outstanding loan balance. The Company is in compliance with the covenants related to the WF facility at June 30, 2006.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On June 30, 2006 and 2005, respectively, the effective interest rate was 6.63 and 6.88 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at June 30, 2006 was £1.7 million, or approximately $3.1 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for the future.

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
In addition to bank and non-compete debt, the Company has “Other” low interest notes payable as an incentive from a local utility to make upgrades in its operations to reduce future electrical peak usage. The note payable was comprised of $5,000 and $9,000 short-term and $0 and $4,000 long-term as of June 30, 2006 and 2005, respectively.
Interest expense paid by the Company totaled $664,000 and $507,000 in fiscal years 2006 and 2005, respectively.
The following table summarizes the debt outstanding:

United States Bank Debt as of June 30,
(In thousands)	2006	2005

Note payable to bank	$6,294	$5,921
Short-term borrowings	300	500
Other	5	13

	6,599	6,434
Less current maturities and short-term borrowings	(535)	(1,643)

Total	$6,064	$4,791

United Kingdom Bank Debt as of June 30,
(In thousands)	2006	2005

Note payable to bank	$3,098	$3,931
Short-term borrowings	—	20

	3,098	3,951
Less current maturities and short-term borrowings	(928)	(837)

Total	$2,170	$3,114

Principal requirements on long-term debt and non-compete agreements for years ending after June 30, 2006 are as follows:

	Fiscal
(In thousands)	Year	Amount

	2007	$1,413
	2008	6,108
	2009	1,278
	2010	296
	2011	130
	Thereafter	422

	Total	$9,647

     Note 6 — Income Taxes
Domestic and foreign income before provision for income taxes from continuing operations consists of the following:

(In thousands)	2006	2005

Domestic	$802	$480
Foreign	(1,269)	727

Total	$(467)	$1,207

The income tax provision charged to continuing operations for the years ended June 30, 2006 and 2005 includes the following components:

(In thousands)	2006	2005

Current:
US federal	$343	$212
State	47	24
Foreign	(412)	180

Total current	(22)	416

Deferred:
US federal	(53)	(59)
State	—	—
Foreign	(91)	—

Total deferred	(144)	(59)

Total provision	$(166)	$357

The reconciliation of income tax benefit or expense to the statutory rate was as follows:

(In thousands)	2006	2005

Income tax expense at statutory rates:
U.S. Federal	$273	$214
Foreign	(381)	173
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	7	49
Research and development tax credits	(65)	(87)
Other	—	8

Total	$(166)	$357

Net deferred tax assets consist of the following components as of June 30, 2006 and 2005:

(In thousands)	2006	2005

Deferred tax assets
Employee benefits	$91	$80
Inventory and receivable allowances	55	115
Warranty and contingency reserves	184	147
Non compete payable	295	236

Total deferred tax assets	625	578

Deferred tax liabilities
Property and equipment	842	848
Basis difference in costs recorded in the Rutland acquisition	375	458

Total deferred tax liabilities	1,217	1,306

Net deferred tax assets (liability)	$(592)	$(728)

The components giving rise to the net deferred tax assets (liability) described above have been included in the Company’s Balance Sheets as of June 30, 2006 and 2005 as follows:

(In thousands)	2006	2005

Current assets	$331	$342
Non-current liabilities	(923)	(1,070)

Net deferred tax assets (liability)	$(592)	$(728)

The cash tax payments for fiscal years ended June 30, 2006 and 2005 were $386,000 and $1,021,000, respectively.
     Note 7 — Stockholders’ Equity
Amendment to Articles of Incorporation
On November 3, 2004, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation. The approval increased the number of authorized common shares from 5,000,000 to 20,000,000, added 40,000,000 authorized undesignated shares, eliminated the 120,000 shares of previously authorized preferred shares, and changed the par value of the Company’s common and preferred shares from $0.10 per share and $25 per share, respectively, to $0.01 per share. The common stock value for fiscal year 2005 has been adjusted retrospectively.

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
Options to purchase 187,500 and 5,025 shares were granted in fiscal years ended June 30, 2006, and 2005, respectively. A summary of the status of the stock option plans at June 30, 2006 and 2005, and changes during the years ended on those dates are as follows:

	2006		2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	195,450	$4.03	245,975	$3.48
Granted	187,500	$8.30	5,025	$8.47
Exercised	(14,625)	$3.82	(45,500)	$1.42
Expired	—	$—	(10,050)	$4.58

Outstanding, end of year	368,325	$6.21	195,450	$4.03

Exercisable at end of year	170,825	$4.23	165,450	$3.69

Weighted-average fair value per share of options granted during the year		$3.95		$8.47

As of June 30, 2006, the options outstanding have a weighted average remaining contractual life of 6.8 years, and exercise prices and unexercised options as follows:

				Options exercisable
	Options outstanding				Weighted
		Weighted	Weighted		Average
Exercise	Outstanding	Average	Average	Number	Exercisable
Price	Shares	Contractual Life	Exercise Price	Exercisable	Price

$ 4.58	20,100	1.3 years	$4.58	20,100	$4.58
$ 3.83	23,625	1.6 years	$3.83	23,625	$3.83
$ 2.67	10,050	2.3 years	$2.67	10,050	$2.67
$ 3.63	21,000	2.6 years	$3.63	21,000	$3.63
$ 4.00	21,000	3.6 years	$4.00	21,000	$4.00
$ 2.67	45,000	4.7 years	$2.67	45,000	$2.67
$ 4.52	5,025	7.3 years	$4.52	5,025	$4.52
$ 5.90	30,000	7.7 years	$5.90	—	$—
$ 8.47	5,025	8.3 years	$8.47	5,025	$8.47
$ 8.38	145,000	9.3 years	$8.38	20,000	$8.38
$ 8.28	35,000	9.5 years	$8.28	—	$—
$ 6.83	7,500	9.8 years	$6.83	—	$—

$2.67 to $8.47	368,325	6.8 years	$6.21	170,825	$4.23
In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85 percent of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2006 and 2005, were 5,506 and 8,859, respectively.
     Note 8 — Industry Segments and Significant Customers
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

(In thousands)	FY2006	FY2005

Net sales:
Zareba Systems	$32,296	$29,471
Waters Medical Systems	2,122	2,356

Total	34,418	31,827

Operating income:
Zareba Systems	76	1,646
Waters Medical Systems	529	326

Total	605	1,972

Income tax provision:
Zareba Systems	(183)	488
Waters Medical Systems	8	97
Corporate	9	(228)

Total	$(166)	$357

Capital expenditures:
Zareba Systems	$218	$153
Waters Medical Systems	1	51
Corporate	128	68

Total	$347	$272

Depreciation and amortization:
Zareba Systems	$1,310	$1,237
Waters Medical Systems	39	33
Corporate	99	122

Total	$1,448	$1,392

Identifiable assets:
Zareba Systems	$29,045	$28,189
Waters Medical Systems	1,013	933
Corporate	1,779	1,731

Total	$31,837	$30,853

Goodwill:
Zareba Systems	$6,151	$6,023
Waters Medical Systems	—	—
Corporate	—	—

Total	$6,151	$6,023

In fiscal years ended June 30, 2006 and 2005, sales to one Zareba Systems customer were $6.2 and $5.9 million, respectively. Accounts receivable from this customer totaled $2.8 million and $1.8 million at June 30, 2006 and 2005, respectively.

Geographic information:
(In thousands)	FY2006	FY2005

Net sales
United States	$24,851	$23,853
Other regions	9,567	7,974

Total net sales	$34,418	$31,827

Long-lived assets
United States	$8,355	$8,927
United Kingdom	6,160	6,517

Total long-lived assets	$14,515	$15,444

     Note 9 — Commitments and Contingencies
The Company leases office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through September 22, 2029. Rent expense related to the operating lease was approximately $432,000 and $346,000 for the years ended June 30, 2006 and 2005, respectively. Future minimum lease payments are approximately as follows.

(In thousands)	Annual Lease
2007	$440
2008	412
2009	352
2010	285
2011	276
Thereafter	4,365

Total	$6,130

In October 2005, the Wisconsin department of natural resources (“WDNR”) notified the company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary that the company must undertake actions in connection with the WDNR’s letter, the Company’s analysis to date has not indicated any liability. The Company expenses all associated legal and professional costs as incurred, which have totaled $56,000 through June 30, 2006.
The Company has an employment agreement with the Company’s chief executive officer who also serves on the board. The Agreement provides for severance payments subject to certain conditions and events.
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
Not applicable.
ltem 8a. Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation and although it continues to improve its inventory valuation and transaction processes and procedures at Zareba Systems Europe, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8b. Other Information
All information required to be reported on a Form 8-K has been reported on a Form 8-K.
PART III
Item 9. Directors, Executive Officers, Promoters, And Control Persons; Compliance with Section 16(A) Of the Exchange Act
Reference is made to the sections entitled “Corporate Governance”, “Setting the Number of Directors and Election of Directors”, “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in September 2006.
Item 10. Executive Compensation
Reference is made to the section entitled “Executive Compensation”, “Employment Contracts and Termination of Employment Arrangements” and “Compensation of Directors” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in September 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the sections entitled “Principal Shareholders”, “Management Shareholdings” and “Executive Compensation” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in September 2006.
Item 12. Certain Relationships and Related Transactions
Reference is made to the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in September 2006.
Item 13. Exhibits
See Exhibit Index following the signature page of this report.
Item 14. Principal Accountant Fees and Services
Reference is made to the section entitled “Ratification of Independent Registered Public Accounting Firm” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in September 2006.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 26, 2006.

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.
Power of Attorney
Each person whose signature appears below constitutes and appoints Jerry W. Grabowski, President, Chief Executive Officer, and Director, and Jeffrey S. Mathiesen, Chief Financial Officer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Jerry W. Grabowski	President, Chief Executive Officer	September 26, 2006
Jerry W. Grabowski	(Principal Executive Officer) and Director

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial Officer	September 26, 2006
Jeffrey S. Mathiesen	and Principal Accounting Officer)

/s/ William R. Franta	Director	September 26, 2006
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 26, 2006
John A. Grimstad

/s/ Eugene W. Courtney	Director	September 26, 2006
Eugene W. Courtney

/s/ Dale A. Nordquist	Director	September 26, 2006
Dale A. Nordquist

EXHIBIT INDEX FOR FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2006

3.1	Restated Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2005.

3.2	Amended and Restated Bylaws, as amended to date, incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2005.

3.3	Certificate of Designation of Series A Preferred Stock of Waters Instruments, Inc., incorporated by reference as part of Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on March 16, 2005.

4.1	Rights Agreement dated as of March 15, 2005 between Waters Instruments, Inc. and Wells Fargo Bank, N.A. as Rights Agent, together with the following exhibits thereto: (A) Certificate of Designation of Series A Preferred Stock of Waters Instruments, Inc.; (B) Summary of Rights to Purchase Shares of Series A Preferred Stock; (C) Form of Right Certificate (pursuant to the Rights Agreement, Right Certificates will not be delivered until as soon as practicable after the Distribution Date), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on March 16, 2005.

10.1	1993 Employment Agreement between the Company and Gerald W. Grabowski, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.**

10.2	1995 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.**

10.3	1997 Associates Stock Purchase Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.**

10.4	Amendment No. 1 to 1995 Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000.**

10.5	Stock Purchase Agreement dated July 9, 2001 by and among Waters Instruments, Inc., North Central Plastics, Incorporated and the shareholders of North Central Plastics, Incorporated, incorporated by reference to Exhibit 2.1 of Form 8-K dated July 9, 2001.

10.6	Purchase Agreement dated July 11, 2003 by and between Kevin Swanson, Buyer, and Waters Instruments, Inc., Seller, relating to the sale and purchase of property at 2411 7th Street, N.W., Rochester, MN, along with Assignment of Purchase Agreement dated October 21, 2003 between Kevin Swanson and JES Enterprises of Rochester LLC and an Amendment to the Purchase Agreement dated October 28, 2003 between Seller and Buyer, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003.

10.7	Restated Lease and Option to Purchase Agreement originally dated August 6, 2001 and amended and restated on October 15, 2002, by and between B&L Rentals, LLC (Landlord) and Waters Instruments, Inc. (Tenant), along with Termination of Lease Agreement dated November 3, 2003 by and between Landlord and Tenant, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003.

10.8	Lease dated January 13, 2004 by and between 1620 Industrial Drive LLC and Waters Instruments, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003.

10.9	Term Loan and Credit Agreement dated August 6, 2001 by and between Waters Instruments, Inc. and Wells Fargo Bank Minnesota, National Association, as amended by that certain First Amendment to Credit.

Agreement, along with Promissory Note, each dated January 29, 2003; Second Amendment to Credit Agreement, along with Promissory Note, each dated December 16, 2003 and Third Amendment to Credit Agreement, along with Promissory Note, each dated January 30, 2004, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.10	Asset Purchase Agreement dated March 19, 2004 by and between Waters Network Systems, LLC and Waters Instruments, Inc., along with Bill of Sale dated March 19, 2004, incorporated by reference to Exhibit 10.15 the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.11	Credit and Security Agreement by and between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc., dated September 7, 2004, along with Revolving Note in the principal amount of $6,000,000, Equipment Term Noted in the principal amount of $500,000, and Real Estate Term Note in the principal amount of $1,300,000 each in favor of Wells Fargo Business Credit, Inc. dated September 7, 2004, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2004.

10.12	Credit Facility Letter by and between Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and Bank of Scotland dated September 27, 2004, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2004.

10.13	Stock Purchase Agreement dated September 27, 2004 among Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and certain individuals, incorporated by reference to Exhibit 2.1 of Form 8-K filed October 1, 2004.

10.14	Waters Instruments, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004.**

10.15	Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.16	Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.17	Form of stock appreciation rights agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.18	First Amendment to Credit And Security Agreement dated as of April 29, 2005 between Waters Instruments, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.19	Second Amendment to Credit And Security Agreement dated as of December 23, 2005 between Zareba Systems, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2005.

10.20	Third Amendment to Credit And Security Agreement dated as of February 22, 2006 between Zareba Systems, Inc. and Wells Fargo Business Credit, Inc., incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2006.

10.21*	Fourth Amendment to Credit And Security Agreement dated as of May 1, 2006 between Zareba Systems, Inc. and Wells Fargo Business Credit, Inc.

10.22	Letter agreement dated August 29, 2005 with John Frederick, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2005.

10.23	Letter agreement dated October 17, 2005 with Jeff Mathiesen, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005.

10.24*	Transition Employment Agreement and Release dated October 27, 2005 with Gregory Anshus.

10.25	Letter Agreement dated June 29, 2006 between the Company and Douglas E. King, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 29, 2006.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm -Virchow, Krause & Company, LLP.

24.1*	Power of Attorney for Jerry W. Grabowski, Jeffrey S. Mathiesen, William R. Franta, John A. Grimstad, Eugene W. Courtney and Dale A. Nordquist (included on the signature page of this Form 10-KSB).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan.

*	Filed herewith.