Form 10-Q
period 2006-09-30
ZAREBA SYSTEMS INC
filed 2006-11-13
CIK 104987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended
September 30, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the Company’s Common Stock on November 6, 2006 was 2,424,786.

INDEX TO FORM 10-Q
The following documents are filed as part of this report:

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands)	2006	2006
	(Unaudited)
Current assets
Cash and cash equivalents	$890	$1,414
Accounts receivable, net	6,221	8,239
Inventories	6,465	6,722
Other current assets	1,187	947

Total current assets	14,763	17,322

Property, plant and equipment, net	3,608	3,777

Other assets
Goodwill	6,189	6,151
Trademarks	2,645	2,638
Customer relationships, net	1,588	1,647
Other, net	257	302

Total other assets	10,679	10,738

TOTAL ASSETS	$29,050	$31,837

Current liabilities
Accounts payable	$3,811	$4,527
Accrued liabilities	2,569	2,812
Short-term borrowing	—	300
Current maturities of long-term debt and non-compete agreement	4,923	1,413

Total current liabilities	11,303	9,052

Deferred income taxes	904	923
Long-term debt, less current maturities	3,081	8,234

Total liabilities	15,288	18,209

Stockholders’ equity
Undesignated shares as of September 30, 2006 and June 30, 2006, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of September 30, 2006 and June 30, 2006, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of September 30, 2006 and June 30, 2006, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,424,786	24	24
Additional paid-in capital	1,994	1,987
Accumulated other comprehensive income:
Foreign currency translation adjustment	257	152
Retained earnings	11,487	11,465

Total stockholders’ equity	13,762	13,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,050	$31,837

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months
	ended September 30,
(In thousands, except per share data)	2006	2005

Net sales	$8,678	$8,542
Cost of goods sold	5,704	5,094

Gross profit	2,974	3,448
Operating expenses
Selling, general and administrative	2,394	2,286
Research and development	318	327

Total operating expenses	2,712	2,613

Income from operations	262	835

Other income (expense), net
Interest income	7	5
Interest expense	(201)	(187)
Other income (expense), net	(34)	(106)

Income before income taxes	34	547
Income tax provision (benefit)	12	157

Net income	$22	$390

Net income (loss) per common and common equivalent share:
basic	$0.01	$0.16
diluted	$0.01	$0.16

Cash dividends per share:	—	—

Weighted average number of shares outstanding
basic	2,424,786	2,404,655
diluted	2,462,225	2,511,522
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended September 30,
(In thousands)	2006	2005

Reconciliation of net income to net cash provided by operations
Net income	$22	$390
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	323	360
Loss on disposal of plant and equipment	—	32
Stock-based compensation expense	8	—
Deferred income taxes	(24)	(22)
Changes in assets and liabilities:
Accounts receivable, net	2,042	1,786
Inventories	284	(321)
Other assets	(115)	64
Accounts payable and accrued expenses	(1,104)	(513)

Net cash provided by operations	1,436	1,776

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(19)	(98)

Net cash provided by (used in) investing activities	(19)	(98)

Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	—	387
Net advances (payments) on short-term borrowings	(300)	—
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(1,437)	(1,499)

Net cash provided by (used in) financing activities	(1,981)	(1,362)
Effect of exchange rate changes in cash	40	(24)

Net increase (decrease) in cash and cash equivalents	(524)	292
Cash and cash equivalents — beginning of period	1,414	1,054

CASH AND CASH EQUIVALENTS — END OF PERIOD	$890	$1,346

     See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)
Zareba Systems, Inc., (the Company) prepared the condensed financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-KSB for the year ended June 30, 2006, and the Fiscal Year 2006 Annual Report. Reclassifications have been made in the prior year to conform to classifications in the current year.
The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Accounting Reclassification
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies had been improperly recorded as an expense in cost of goods sold as opposed to a deduction in calculating net sales. Accordingly, the sales value of warranty returns for the first quarter of fiscal year 2006 have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $211,000 from previously reported amounts. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
2. Net Income Per Share
The following table sets forth the computation of basic and diluted income and income per share:

	Three months
	ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005

Numerator:
Net income	$22	$390
Denominator:
Weighted average common shares outstanding-basic	2,424,786	2,404,655
Dilution associated with the company’s stock-based compensation plans	37,439	106,867

Weighted average common shares outstanding-diluted	2,462,225	2,511,522

Net income per share-basic	$0.01	$0.16
Net income per share-diluted	$0.01	$0.16
3. Comprehensive Income
The components of comprehensive income, net of related tax, for the three months ended September 30, 2006 and 2005 were as follows:

	Three months
	ended September 30,
(In thousands)	2006	2005

Net income	$22	$390
Foreign currency translation adjustment	105	(138)

Comprehensive income	$127	$252

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 6

4. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $8,000 of related compensation expense, all to general and administrative expense, for the three months ended September 30, 2006. The related tax benefit from recording this non-cash expense was $3,000. The net compensation expense of $5,000 had no impact on basic or diluted income per share. As of September 30, 2006, $457,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized within the next five years.
We have applied the modified prospective method in adopting SFAS 123(R). Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on July 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to the prior period:

Three months
ended September 30,
(In thousands, except per share amounts)	2005

Net Income
As reported	$390
Less pro forma stock-based compensation cost	(4)
Pro forma	$386

Basic Net Income per Share
As reported	$0.16
Pro forma	$0.16

Diluted Net Income per Share
As reported	$0.16
Pro forma	$0.15
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted during the three month periods ended September 30, 2006 and 2005. The Company calculates expected volatility for stock options and awards using historical volatility, as the Company believes the expected volatility will approximate historical volatility. The Company currently estimates the amount of forfeitures to be insignificant.
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. We have 562,000 and 550,000 shares authorized for grant under the 1995 Stock Option Plan and the 2004 Equity Incentive Plan (the 2004 Plan), respectively. However, since fiscal 2004, all options grants have been under the 2004 Plan. There were no options granted under the Company’s 2004 Plan during the three months ended September 30, 2006, and 357,475 shares remain available for grant under this plan.
As of September 30, 2006, the options outstanding have a weighted average remaining contractual life of 6.5 years, and exercise prices and unexercised options as follows:

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 7

				Options exercisable
Options outstanding
					Weighted
		Weighted	Weighted		Average
Exercise	Outstanding	Average	Average	Number	Exercisable
Price	Shares	Contractual Life	Exercise Price	Exercisable	Price

$4.58	20,100	1.1 years	$4.58	20,100	$4.58
$3.83	23,625	1.3 years	$3.83	23,625	$3.83
$2.67	10,050	2.1 years	$2.67	10,050	$2.67
$3.63	21,000	2.3 years	$3.63	21,000	$3.63
$4.00	21,000	3.3 years	$4.00	21,000	$4.00
$2.67	45,000	4.4 years	$2.67	45,000	$2.67
$4.52	5,025	7.1 years	$4.52	5,025	$4.52
$5.90	30,000	7.4 years	$5.90	—	$—
$8.47	5,025	8.1 years	$8.47	5,025	$8.47
$8.38	145,000	9.1 years	$8.38	20,000	$8.38
$8.28	35,000	9.2 years	$8.28	—	$—
$6.83	7,500	9.6 years	$6.83	—	$—

$2.67 to $8.47	368,325	6.5 years	$6.21	170,825	$4.23
5. Inventories
Inventories consisted of the following.

(In thousands)	Sep 30, 2006	June 30, 2006
	Unaudited
Raw materials	$2,805	$2,662
Work-in-process	45	86
Finished goods	3,615	3,974

TOTALS	$6,465	$6,722

6. Goodwill and Intangible Assets
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
At June 30, 2006, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three months ended September 30, 2006 were $101,000 compared to $139,000 in the first quarter of fiscal year 2006.
7. Bank Debt Disclosure
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF business credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $3.8 million at September 30, 2006 is classified as a current liability. The effective interest rate was 8.75 percent on September 30, 2006. The term notes require monthly principal payments of $19,168 plus interest. As of September 30, 2006, an additional $0.7 million was available for the future draws. Future WF availability is determined by the daily eligible collateral net of the outstanding loan balance.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 8

the base rate with a five-year term. On September 30, 2006, the effective interest rate was 6.63 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at September 30, 2006 was £1.6 million, or approximately $2.9 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The new covenants have not yet been finalized.
Total bank debt outstanding is summarized as follows:

	September 30,	June 30,
(In thousands)	2006	2006

Note payable to bank	$8,004	$9,347
Short-term borrowings	—	300

	8,004	9,647
Less current maturities and short-term borrowings	(4,923)	(1,413)

TOTALS	$3,081	$8,234

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
8. Industry Segments
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

	Three months
	ended September 30,
(Unaudited – in thousands)	2006	2005

Net sales:
Zareba Systems	$8,167	$7,944
Waters Medical Systems	511	598

TOTAL$	$8,678	$8,542

Operating income:
Zareba Systems	$209	$623
Waters Medical Systems	53	212

TOTAL	$262	$835

	September 30,	June 30,
(Unaudited – in thousands)	2006	2006

Identifiable assets:
Zareba Systems	$26,679	$29,045
Waters Medical Systems	934	1,013
Corporate	1,437	1,779

Total	$29,050	$31,837

9. Contingencies
In October 2005, the Wisconsin department of natural resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary for the Company to undertake actions in connection with the WDNR’s letter, we do not have sufficient information to determine what liability the Company will incur, if any. The Company expenses all associated legal and professional costs as incurred, which have totaled $57,000 through September 30, 2006.

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results from Continuing Operations
Overview
Zareba Systems, Inc. has four direct subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc., Waters Medical Systems, Inc. and Zareba Systems of Canada LTD. The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada, Zareba Systems Europe, and Zareba Security, Inc., manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximetery products.
On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland Electric Fence Co., Ltd., the largest manufacturer of electronic perimeter fence systems in the United Kingdom. To facilitate the acquisition, the Company and Zareba Systems Europe utilized credit facilities provided by Wells Fargo Bank and Bank of Scotland. The Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the Zareba Systems Europe subsidiary have been included in the Company’s consolidated financial statements since the date of acquisition. This acquisition significantly affected net sales.
In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial system deliveries in fiscal 2006 and has several quotes outstanding on a variety of applications. Zareba established a distribution agreement with a key distributor in the UK and anticipates establishing similar agreements with other distributors to sell both non-lethal electric fencing and its U.S. patent-pending Guard Tower® product lines in various countries around the world. The Company continues to refine the products comprising the perimeter security system to make it applicable to additional market segments.
Products comprising the automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchased products of the traditional Zareba product line. The Company intends to make the automatic gate openers systems and accessories also available through commercial, security, and professional distribution in North America and Europe. During the third quarter of fiscal 2006 the Company introduced a new family of professional series automatic gate openers available to the professional installer distribution channels, expected to begin shipping in the second quarter of fiscal 2007.
Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Waters Medical Systems revenue is recognized substantially non-seasonally throughout the fiscal year. We believe the new Zareba products will decrease the impact of seasonality as the new products become a more significant percentage of sales. Backlog is not significant in either of the Company’s operating units since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and a further resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.
Results of Continuing Operations
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies had been improperly recorded as an expense in cost of goods sold as opposed to a deduction in calculating net sales. Accordingly, the sales value of warranty returns for the first quarter of fiscal year 2006 have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $211,000 from previously reported amounts. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
Net sales for the three months ended September 30 2006, were $8.7 million, up slightly from $8.5 million for the comparable period of the prior year. Net sales for the Zareba division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $8.2 million versus $7.9 million in the first quarter of fiscal 2006, focused primarily

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 10

in the Company’s electronic perimeter fence products. Waters Medical Systems’ net sales for the three months ended September 30, 2006, were $0.5 million compared to $0.6 million for the comparable period in the prior year.
First quarter fiscal 2007 gross margins were 34.4% compared to 40.4% in the previous year. The decrease year to year resulted from differences in product and customer mix, certain material cost increases incurred in fiscal year 2006, and non-quantifiable inventory valuation errors in the prior year that were discovered and corrected by management in the second quarter of fiscal year 2006. Beginning in the first quarter of fiscal 2007, the Company implemented price increases in its Zareba Systems division to offset the impact of the material costs increases incurred beginning in the previous year, the benefit of which is not expected to be fully realized until the second quarter of fiscal 2007.
Selling, general and administrative expenses were $2.4 million for the three months ended September 30, 2006 compared to $2.3 million in the prior year. Costs related to expanded sales and marketing activities involving the launch of automatic gate openers and security products, as well as hiring costs for management position changes made up the majority of the remaining increase.
Research and development expenses remain unchanged at $0.3 million for the three month periods ended September 30, 2006 and 2005. Continued product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate opener systems and perimeter security systems continue to be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $201,000 for the three months ended September 30, 2006 compared to $187,000 in the prior year. The increase in current year expense resulted from increased interest rates from the prior year.
Net income for the first quarter fiscal 2007 was $22,000, or $0.01 per share, compared to net income of $390,000, or $0.16 per share in the prior year, primarily as a result of lower gross margins.
Liquidity and Capital Resources
The Company’s cash and balance was $0.9 million at September 30, 2006 compared to $1.4 million at June 30, 2006. Accounts receivable and inventories decreased to $6.2 million and $6.5 million, respectively, at September 30, 2006 from $8.2 million and $6.7 million at June 30, 2006, as a result of the seasonal trends of the business producing lower sales and inventory requirements as compared to the preceding quarter ended June 30, 2006.
Capital expenditures were $19,000 in the first quarter of fiscal year 2007 versus $98,000 in the comparable quarter of fiscal 2006 and were used primarily for manufacturing equipment and tooling.
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF Business Credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent or (.50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $3.8 million at September 30, 2006 is classified as a current liability. The effective interest rate was 8.75 percent on September 30, 2006. The term notes require monthly principal payments of $19,168 plus interest. As of September 30, 2006, an additional $0.7 million was available for the future draws. Future WF availability is determined by the daily eligible collateral net of the outstanding loan balance.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2006, the effective interest rate was 6.63 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at September 30, 2006 was £1.6 million, or approximately $2.9 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The new covenants have not yet been finalized.

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 11

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
The Company believes that its existing funds, additional cash generated from operations, borrowings under the Company’s current bank debt facilities and the expectation of financing through the successful renewal of its current WF facility or through securing an alternative financing arrangement will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the current fiscal year.
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
Valuation of Inventories
Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We maintain a standard costing system for our inventories, which approximates the FIFO method. Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system. Changes in production levels due to the seasonality of the markets we serve can result in production variances from our standard rates. These variances directly impact our gross profit performance and may cause variability in gross profit results from reporting period-to-reporting period. Our labor and overhead rates are set for production rates that match typical market conditions. Production variances are charged to cost of sales each quarter as incurred. Material standards are based upon normal purchase volumes. Purchase price variances are charged to costs of sales each quarter as incurred.
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 12

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
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) growth in Zareba Systems’ sales generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the security systems and gate openers will become an emerging and growing market opportunity, which depend on the cost and success of the Company’s development efforts and new products, including the professional series of automatic gate opener systems, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; and, (d) the anticipation that additional agreements will be established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force and the quality of our products versus those otherwise available in Europe and elsewhere.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Zareba has foreign subsidiaries in Canada and the United Kingdom, and we generate approximately 28% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $6.6 million and $6.1 million at September 30, 2006 and June 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month periods ended September 30, 2006 and 2005. Although the Company may

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 13

decide to enter into foreign exchange contracts as a hedge against specific foreign currency receivables, the Company did not enter into any foreign exchange contracts in the fiscal-year-to-date period and in fiscal 2006.
Item 4. Controls and Procedures
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 14

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
There have been no developments with respect to the October 2005 notice from the Wisconsin Department of Natural Resources notifying Zareba that it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present.
Item 1A. Risk Factors
Market Risk
Zareba has foreign subsidiaries in Canada and the United Kingdom, and we generate approximately 28% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $6.6 million and $6.1 million at September 30, 2006 and June 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates on those dates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month periods ended September 30, 2006 and 2005. Although the Company may decide to enter into foreign exchange contracts as a hedge against specific foreign currency receivables, the Company did not enter into any foreign exchange contracts in the fiscal-year-to-date period and in fiscal 2006.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $21,000 and $24,000 in the first quarter of fiscal 2007 and 2006, respectively.
Risk Related to Operations
The Company’s operations are subject to a number of risks, which include but are not limited to the following:
Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline. The vast majority of Zareba’s business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Therefore, the Company typically experiences peak revenues during the fourth fiscal quarter and lowest sales levels during the second fiscal quarter. Additionally, consumer demand for our products can be affected by weather patterns. Abnormally cold or wet spring or autumn seasons may cause consumers to delay or cancel purchases. However, because the length and severity of the season is difficult to anticipate, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the seasonal impact year to year. If our operating results are below financial analysts’ or investors’ expectations due to seasonality factors, the market price of our common stock may decline.
Reliance on a significant customer. In fiscal 2006, we had a significant customer that accounted for 18% of net sales. We anticipate, but cannot assure, that this customer will continue to be significant in fiscal 2007. The loss of, or a significant decrease in sales to, this customer could have a material adverse effect on the Company’s financial condition and results of operation.
Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lenders have mortgages and security interests in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and complying with financial covenants concerning pretax income, debt service coverage, interest coverage and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.
Substantial operations in foreign markets. Zareba has foreign subsidiaries in Canada and the United Kingdom and generates approximately 28% of its net sales from outside North America. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control. Additionally, managing geographically dispersed operations presents difficult challenges associated

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 15

with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.
Reliance on critical suppliers. We use numerous vendors to supply raw materials, parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key items may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Furthermore, some key items are sourced from foreign suppliers with long lead time requirements for economical shipping. As a result, unanticipated changes in inventory requirements may cause significant delays in receiving parts, or require the Company to incur significant shipping costs expedite delivery of the items. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.
New accounting rules will impact our future operating results. A change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business. For example, under Statement No. 123R adopted July 1, 2006, we are required to account for equity under our stock plans as a compensation expense and our net income and net income per share may be significantly reduced. Previously, we calculated compensation expense and disclosed the impact on net income and net income per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. Statement No. 123R requires that we expense share-based payment awards given to employees, including shares issued under employee stock purchase plans and stock options, as compensation cost. As a result, our adoption of the new standard in the first quarter of fiscal 2007 could negatively affect our stock price and our stock price volatility.
We have experienced significant volatility in our stock price. A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of many small-capitalized companies, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $1.75 to $11.80. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and seasonal nature of the markets we serve, our significant customer concentration and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Recently enacted and future changes in securities laws and regulations have increased our costs. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for all publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to meet and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has and is expected to increasingly require the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
Our future growth will depend in part upon our ability to develop and achieve sales of new products and successful entry into new markets. Our growth strategy depends upon the successful development and market introduction of the Company’s automatic gate opener products and security products. In addition, in the case of security products, we will be entering new customer markets where we have no previous brand recognition or experience, and with longer sales cycles. We cannot assure you that we will be successful in completing development of any new products. Further, in developing new products, we will incur additional research and development and marketing expenses. Revenues, if any, which we generate from new products may not be sufficient to recoup the expenses we will incur in the development and introduction of new products. Customers may be slow to accept our new products, if at all, and therefore, we cannot assure you that we

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 16

will generate significant sales from any new products we develop. If we cannot successfully develop new products and achieve sales of our new products, our financial performance and results of operations will be adversely affected.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 10, 2006

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, September 30, 2006	page 17