Form 10-Q
period 2006-12-31
ZAREBA SYSTEMS INC
filed 2007-02-12
CIK 104987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended
December 31, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common Stock on February 9, 2007 was 2,432,341.

INDEX TO FORM 10-Q
The following documents are filed as part of this report:

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands)	2006	2006
	(Unaudited)
Current assets
Cash and cash equivalents	$829	$1,414
Accounts receivable, net	4,736	8,239
Inventories	6,928	6,722
Other current assets	1,268	947

Total current assets	13,761	17,322

Property, plant and equipment, net	3,432	3,777

Other assets
Goodwill	6,333	6,151
Trademarks	2,671	2,638
Customer relationships, net	1,579	1,647
Other, net	238	302

Total other assets	10,821	10,738

TOTAL ASSETS	$28,014	$31,837

Current liabilities
Accounts payable	$3,506	$4,527
Accrued liabilities	2,132	2,812
Short-term borrowing	—	300
Current maturities of long-term debt and non-compete agreement	4,870	1,413

Total current liabilities	10,508	9,052

Deferred income taxes	896	923
Long-term debt, less current maturities	2,881	8,234

Total liabilities	14,285	18,209

Stockholders’ equity
Undesignated shares as of December 31, 2006 and June 30, 2006, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of December 31, 2006 and June 30, 2006, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of December 31, 2006 and June 30, 2006, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,424,786	24	24
Additional paid-in capital	2,002	1,987
Accumulated other comprehensive income:
Foreign currency translation adjustment	514	152
Retained earnings	11,189	11,465

Total stockholders’ equity	13,729	13,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,014	$31,837

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands, except per share data)	2006	2005	2006	2005

Net sales	$6,921	$5,995	$15,600	$14,537
Cost of goods sold	4,659	4,796	10,365	9,890

Gross profit	2,262	1,199	5,235	4,647
Operating expenses
Selling, general and administrative	2,107	2,264	4,502	4,550
Research and development	392	323	710	650

Total operating expenses	2,499	2,587	5,212	5,200

Income (loss) from operations	(237)	(1,388)	23	(553)

Other income (expense), net
Interest income	7	10	14	16
Interest expense	(186)	(203)	(388)	(390)
Other income (expense), net	(49)	(49)	(80)	(156)

Income (loss) before income taxes	(465)	(1,630)	(431)	(1,083)
Income tax provision (benefit)	(167)	(548)	(155)	(391)

Net income (loss)	$(298)	$(1,082)	(276)	(692)

Net income (loss) per common and common equivalent share:
basic	$(0.12)	$(0.45)	$(0.11)	$(0.29)
diluted	$(0.12)	$(0.45)	$(0.11)	$(0.29)

Cash dividends per share:	$—	$0.04	$—	$0.04

Weighted average number of shares outstanding
basic	2,424,786	2,404,718	2,424,786	2,404,687
diluted	2,424,786	2,404,718	2,424,786	2,404,687
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended December 31,
(In thousands)	2006	2005

Reconciliation of net income to net cash provided by operations
Net income (loss)	$(276)	$(692)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	669	736
Loss on disposal of plant and equipment	—	47
Stock-based compensation expense	15	—
Inventory valuation adjustment	—	641
Deferred income taxes	(47)	—
Changes in assets and liabilities:
Accounts receivable, net	3,590	3,132
Inventories	(81)	(210)
Other assets	(63)	8
Accounts payable and accrued expenses	(2,014)	(1,263)

Net cash provided by operations	1,793	2,399

Cash flows provided by (used in) investing activities:
Acquisition of business, net of cash acquired	(11)	(46)
Purchase of property and equipment	(50)	(183)

Net cash provided by (used in) investing activities	(61)	(229)

Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	—	568
Proceeds from sale of common stock	—	40
Cash dividend payment	—	(96)
Net advances (payments) on short-term borrowings	(300)	—
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(1,815)	(2,350)

Net cash provided by (used in) financing activities	(2,365)	(2,088)
Effect of exchange rate changes in cash	48	(41)

Net increase (decrease) in cash and cash equivalents	(585)	41
Cash and cash equivalents — beginning of period	1,414	1,054

CASH AND CASH EQUIVALENTS — END OF PERIOD	$829	$1,095

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
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
The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Accounting Reclassification
During the third quarter fiscal 2006, management determined that the sales value of products returned under the Company’s warranty policies had been improperly recorded as an expense in cost of goods sold as opposed to a deduction in calculating net sales. Accordingly, the sales value of warranty returns for the three and six months ended December 31, 2005 have been revised as a reduction in net sales, resulting in corresponding reductions of net sales and cost of goods sold of $269,000 and $481,000, respectively from previously reported amounts. These reclassifications had no effect on reported gross profit or results of operations. The Company has revised its process for recording warranty returns.
2. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Six months
	ended December 31,		ended December 31,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income (loss)	$(298)	$(1,082)	$(276)	$(692)

Denominator:
Weighted average common shares outstanding-basic	2,424,786	2,404,718	2,424,786	2,404,687
Dilution associated with the company’s stock-based compensation plans	—	—	—	—

Weighted average common shares outstanding-diluted	2,424,786	2,404,718	2,424,786	2,404,687

Net income (loss) per share-basic	$(0.12)	$(0.45)	$(0.11)	$(0.29)
Net income (loss) per share-diluted	$(0.12)	$(0.45)	$(0.11)	$(0.29)

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 6

3. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of related tax, for the three and six month periods ended December 31, 2006 and 2005 were as follows:

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands)	2006	2005	2006	2005

Net income (loss)	$(298)	$(1,082)	$(276)	$(692)
Foreign currency translation adjustment	257	(110)	362	(268)

Comprehensive income (loss)	$(41)	$(1,192)	$86	$(960)

4. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $8,000 and $15,000 of related compensation expense to general and administrative expense, for the three and six month periods ended December 31, 2006, respectively. The related tax benefit from recording this non-cash expense for the three and six month periods ended December 31, 2006 was $3,000 and $6,000, respectively and the corresponding net compensation expense of $5,000 and $9,000 had no impact on basic or diluted income per share for the respective periods. As of December 31, 2006, a total of $812,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding, including $735,000 of unrecognized compensation costs related to performance-based vesting stock options that in management’s current best estimate are not likely to vest and will be cancelled prior to vesting. The remaining balance of $77,000 of unrecognized compensation expense is expected to be recognized within the next five years.
We have applied the modified prospective method in adopting SFAS 123(R). Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on July 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in fiscal 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to the prior period:

	Three months	Six months
	ended December 31,	ended December 31,
(In thousands, except per share amounts)	2005	2005

Net Income (Loss)
As reported	$(1,082)	$(692)
Less pro forma stock-based compensation cost	(87)	(91)
Pro forma	$(1,169)	$(783)

Basic Net Income (Loss) per Share
As reported	$(0.45)	$(0.29)
Pro forma	$(0.49)	$(0.33)

Diluted Net Income (Loss) per Share
As reported	$(0.45)	$(0.29)
Pro forma	$(0.49)	$(0.33)

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 7

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. The weighted average fair value of options granted during both the three and six months ended December 31, 2006, was $3.38. The assumptions we used to determine fair value were as follows:

	Three months		Six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005

Expected dividend yield	0.00%	4.46%	0.00%	4.46%
Expected stock price volatility	73.07%	83.07%	73.07%	83.07%
Risk-free interest rate	4.38%	4.38%	4.38%	4.38%
Expected life of options	3 years	3 years	3 years	3 years
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. Recent stock option grants to executive management, however, have performance-based vesting upon achieving specific revenue and income objectives, otherwise vesting on the fifth anniversary of the grant date. We have 562,000 and 550,000 shares authorized for grant under the 1995 Stock Option Plan and the 2004 Equity Incentive Plan (the 2004 Plan), respectively. However, since fiscal 2004, all options grants have been under the 2004 Plan.
Options granted and forfeited under both plans during the six months ended December 31, 2006 were as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2006	368,325	$6.21
Granted	28,350	6.71
Exercised	—	—
Forfeited	(14,625)	3.82

Options outstanding, December 31, 2006	382,050	$6.34	$166,480

Exercisable, December 31, 2006	156,200	$4.27	$166,480

As of December 31, 2006, the options outstanding have a weighted average remaining contractual life of 6.7 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.67 to $3.63	89,925	2.9 years	$3.08	89,925	$3.08
$4.00 to $5.90	71,250	4.4 years	$5.00	41,250	$4.35
$6.71 to $8.47	220,875	9.0 years	$8.10	25,025	$8.40

$2.67 to $8.47	382,050	6.7 years	$6.34	156,200	$4.27
5. Inventories
Inventories consisted of the following.

(In thousands)	Dec 31, 2006	June 30, 2006
	Unaudited
Raw materials	$2,835	$2,662
Work-in-process	59	86
Finished goods	4,034	3,974

TOTALS	$6,928	$6,722

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

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 8

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three month and six month periods ended December 31, 2006 were $82,000 and $183,000, respectively, compared to $136,000 and $271,000 for the comparable periods of the prior fiscal year.
7. Bank Debt Disclosure
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF business credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent (or .50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $3.7 million at December 31, 2006 is classified as a current liability. The effective interest rate on December 31, 2006 and the average interest rate for the six-month period then ended was 8.75 percent. The term notes require monthly principal payments of $19,168 plus interest. As of December 31, 2006, an additional $0.5 million was available for the future draws. Future WF availability is determined by the daily eligible collateral net of the outstanding loan balance. The Company is in compliance with the covenants related to the WF facility at December 31, 2006.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2006, the effective interest rate was 6.63 percent, equal to the average interest rate for the six-month period then ended. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at December 31, 2006 was £1.4 million, or approximately $2.8 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The Company and BoS continue to work on finalizing the new covenants, which the Company believes will be met going forward.
Total bank debt outstanding is summarized as follows:

	December 31,	June 30,
(In thousands)	2006	2006

Note payable to bank	$7,751	$9,347
Short-term borrowings	—	300

	7,751	9,647
Less current maturities and short-term borrowings	(4,870)	(1,413)

TOTALS	$2,881	$8,234

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
8. Industry Segments
The Company’s two reportable industry segments, Zareba Systems and Waters Medical Systems, are strategic business units that provide different products and are managed separately as each requires different technology and manufacturing processes.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 9

	Three months		Six months
	ended December 31,		ended December 31,
(Unaudited – in thousands)	2006	2005	2006	2005

Net sales:
Zareba Systems	$6,407	$5,464	$14,575	$13,408
Waters Medical Systems	514	531	1,025	1,129

TOTAL	$6,921	$5,995	$15,600	$14,537

Operating income (loss):
Zareba Systems	$(339)	$(1,501)	$(132)	$(878)
Waters Medical Systems	102	113	155	325

TOTAL	$(237)	$(1,388)	$23	$(553)

	December 31,	June 30,
(Unaudited – in thousands)	2006	2006

Identifiable assets:
Zareba Systems	$25,853	$29,045
Waters Medical Systems	772	1,013
Corporate	1,389	1,779

Total	$28,014	$31,837

9. Dividend Payment
The Company’s board of directors voted at its October 26, 2006 board meeting to suspend payment of an annual dividend in fiscal 2007 for fiscal year 2006 operating results. Accordingly, no dividend payments were made in the current fiscal year. During the second quarter of fiscal 2006, the Company paid a cash dividend of $0.04 per share on the Company’s common stock, totaling approximately $96,000, based on fiscal year 2005 operating results.
10. Contingencies
In October 2005, the Wisconsin department of natural resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary for the Company to undertake actions in connection with the WDNR’s letter, we do not have sufficient information to determine what liability the Company will incur, if any. The Company expenses all associated legal and professional costs as incurred, which have totaled $59,000 through December 31, 2006.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results from Continuing Operations
Overview
Zareba Systems, Inc. has four direct subsidiaries: Zareba Systems Europe Limited, Zareba Security, Inc., Waters Medical Systems, Inc. and Zareba Systems of Canada LTD. The Zareba Systems division, comprised of the parent company activities related to the Zareba line of products and the activities of its subsidiaries, Zareba Systems of Canada, Zareba Systems Europe, and Zareba Security, Inc., manufactures electronic perimeter fence systems, and Waters Medical Systems (WMS) manufactures renal perfusion devices and whole blood oximetery products.
On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe, the Company acquired Rutland Electric Fencing Co., Ltd., the largest manufacturer of electronic perimeter fence systems in the United Kingdom. To facilitate the acquisition, the Company and Zareba Systems Europe utilized credit facilities provided by Wells Fargo Bank and Bank of Scotland. The Company completed the Rutland acquisition in accordance with FAS No. 141, Business Combinations. Financial results from the Zareba Systems Europe subsidiary have been included in the Company’s consolidated financial statements since the date of acquisition. This acquisition significantly affected net sales.
In the third quarter of fiscal year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial system deliveries in fiscal 2006 and has several quotes outstanding on a variety of applications. Zareba Systems established a distribution agreement with a key distributor in the UK and is working to establish similar agreements with other distributors to sell both non-lethal electric fencing and its U.S. patent-pending Guard Tower® product lines in various countries around the world. The Company continues to refine the products comprising the perimeter security system to make it applicable to additional market segments.
Products comprising the automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchased products of the traditional Zareba product line. During fiscal 2006 the Company introduced a new family of professional series automatic gate openers available to the professional installer distribution channels, which are expected to begin shipping in the last half of fiscal 2007.
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
Results of Continuing Operations
Net sales for the second quarter of fiscal year 2007, ended December 31, 2006 were $6.9 million, an increase of $0.9 million, or 15.4%, from $6.0 million in the same quarter of the prior year. Net sales for the Zareba Systems division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $6.4 million versus $5.5 million in the second quarter of fiscal 2006, attributable primarily to an increase in sales of the Company’s electronic perimeter fence products, which benefited from the mild weather in the UK extending the season for these products, as well as the timing of certain customer orders in North America that were originally expected in the first quarter of fiscal 2007. Waters Medical Systems’ net sales for the three months ended December 31, 2006, were $0.5 million, flat with the comparable period in the prior year.
Net sales for the six months ended December 31, 2006 were $15.6 million, an increase of $1.1 million, or 7.3% from $14.5 million in the same period of the prior year. Net sales for the Zareba Systems division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $14.6 million versus $13.4 million in the first half of fiscal 2006. Sales increases for the second quarter and year-to-date reflect a general increase in sales of the Company’s electronic perimeter fence products across its established customer base. Waters Medical Systems’ net sales for the six months ended December 31, 2006, were $1.0 million compared to $1.1 million for the comparable period in the prior year.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 11

Second quarter fiscal 2007 gross margins were 32.7% compared to gross margins for the second quarter fiscal 2006 of 20.0%, which included an inventory valuation adjustment of $641,000, or 10.7% gross margin impact for the period. Gross margins for both periods reflect the seasonal impact of lower production levels and corresponding decrease in manufacturing overhead absorption during the quarter. Current year margins benefited from price increases implemented during the first quarter of fiscal 2007. Gross margins for the six month period ended December 31, 2006 were 33.6% versus 32.0% for the first half of the prior fiscal year, including the prior year inventory valuation adjustment which amounted to a 4.4% reduction in gross margins. During the first quarter of fiscal 2007 the Company implemented price increases in its Zareba Systems division to offset the impact of material cost increases incurred beginning in the previous fiscal year, the benefit of which was not fully realized until the second quarter of fiscal 2007. The Company continues to experience cost pressures on certain components for its Zareba Systems products primarily sold in North America. The Company intends to address these situations through a combination of further negotiation with existing suppliers, identification of alternative suppliers and selective price adjustments to customers.
Selling, general and administrative expenses for the three and six months ended December 31, 2006 were $2.1 million and $4.5 million, respectively, down from $2.3 million and $4.6 million for the comparable quarters of the prior year. Prior year costs related to hiring and severance costs for management changes made up the majority of the differences for the respective periods.
Research and development expenses for the three and six months ended December 31, 2006 were $0.4 and $0.7 million, respectively, compared to $0.3 million and $0.7 million for the comparable periods of the prior year. Continued product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate opener systems and perimeter security systems continue to be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $186,000 and $388,000 for the three and six months ended December 31, 2006, respectively compared to $203,000 and $390,000 for the comparable periods of fiscal 2006. Increased interest rates in the current year were offset by lower debt levels from the prior year.
Net loss for the second quarter and first half of fiscal 2007 was $298,000, or $0.12 per share, and $276,000, or $0.11 per share, respectively compared to net losses of $1,082,000, or $0.45 per share, and $692,000, or $0.29 per share in the comparable periods of the prior year. The current year increased sales and reductions in operating expenses and the impact of the prior year inventory valuation adjustment were the primary reasons for the improvement over the prior year.
Liquidity and Capital Resources
The Company’s cash and balance was $0.8 million at December 31, 2006 compared to $1.4 million at June 30, 2006. Accounts receivable decreased to $4.7 million at December 31, 2006 from $8.2 million at June 30, 2006, as a result of the seasonal trends of the business producing lower sales as compared to the quarter ended June 30, 2006. Inventories were $6.9 million at December 31, 2006 compared to $6.7 million at June 30, 2006 reflecting inventories on hand to meet projected requirements.
Capital expenditures were $50,000 in the first half of fiscal year 2007 versus $183,000 in the comparable period of fiscal 2006 and were used primarily for purchases of manufacturing and office equipment and tooling.
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF business credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent (or .50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $3.7 million at December 31, 2006 is classified as a current liability. The effective interest rate on December 31, 2006 and the average interest rate for the six-month period then ended was 8.75 percent. The term notes require monthly principal payments of $19,168 plus interest. As of December 31, 2006, an additional $0.5 million was available for the future draws. Future WF availability is determined by the daily eligible collateral net of the outstanding loan balance. The Company is in compliance with the covenants related to the WF facility at December 31, 2006.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 12

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2006, the effective interest rate was 6.63 percent, equal to the average interest rate for the six-month period then ended. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $86,000). The balance outstanding under this facility at December 31, 2006 was £1.4 million, or approximately $2.8 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The Company and BoS continue to work on finalizing the new covenants, which the Company believes will be met going forward.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 13

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
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 10 to the financial statements for additional information.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency of capital, which depends on the Company successfully maintaining adequate levels of bank financing and successfully negotiating waivers and/or amendments to covenants relating to its current UK bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) growth in Zareba Systems’ sales generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the security systems and gate openers will become an emerging and growing market opportunity, which depend on the cost and success of the Company’s development efforts and new products, including the professional series of automatic gate opener systems, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; and, (d) the anticipation that additional agreements will be established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force and the quality of our products versus those otherwise available in Europe and elsewhere.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
Zareba has foreign subsidiaries in Canada and the United Kingdom, and we generate approximately 27% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $6.2 million and $6.1 million at December 31, 2006 and June 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three and six month periods ended December 31, 2006 and 2005. Although the Company may decide to enter into foreign exchange contracts as a hedge against specific foreign currency receivables, the Company did not enter into any foreign exchange contracts in the fiscal-year-to-date period and in fiscal 2006.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $19,000 and $40,000 and $22,000 and $46,000 in the three and six months ended December 31, 2006, and 2005, respectively.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, and although it continues to improve its inventory valuation and transaction processes and procedures at Zareba Systems Europe, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 15

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in Part II, Item 1A (Risk Factors) of the Company’s Form 10-Q for the period ended September 30, 2006. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
On October 26, 2006, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,177,465 shares which was 89.8% of the issued and outstanding 2,424786 shares, which exceeded the
33–1/3 percent required for a quorum.
The order of business submitted for vote at the meeting was to (i) establish the size of the Board of Directors for the ensuing year to be set at five (5), (ii) to elect two Class II directors, and (iii) to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2007.
Shares voting for the resolution to set the number of directors at five (5) totaled 2,135,224 or 88.1%. Shares voting against or abstaining totaled 42,241 or 1.7% of the shares.
Shares voting for the resolution to elect two Class II directors were as follows:

Nominee	For	%	Withheld	%
Mr. Grabowski	2,140,674	88.3%	36,791	1.5%
Mr. Courtney	2,140,674	88.3%	36,791	1.5%
The terms of the Class I directors, William R. Franta, John A. Grimstad and Dale A. Nordquist, continue until the 2008 annual shareholders’ meeting.
The third resolution to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2007 was approved by a vote of 2,167,732 or 89.4%. Shares voting against or abstaining totaled 9,734 or 0.4%.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 16

SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 9, 2007

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, December 31, 2006	page 17