Form 10-Q
period 2007-03-31
ZAREBA SYSTEMS INC
filed 2007-05-10
CIK 104987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended
March 31, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common Stock on May 7, 2007 was 2,432,341.

INDEX TO FORM 10-Q
The following documents are filed as part of this report:

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands)	2007	2006
	(Unaudited)
Current assets
Cash and cash equivalents	$873	$1,414
Accounts receivable, net	6,411	8,239
Inventories	6,886	6,722
Other current assets	1,537	947

Total current assets	15,707	17,322

Property, plant and equipment, net	3,275	3,777

Other assets
Goodwill	6,349	6,151
Trademarks	2,674	2,638
Customer relationships, net	1,504	1,647
Other, net	212	302

Total other assets	10,739	10,738

TOTAL ASSETS	$29,721	$31,837

Current liabilities
Accounts payable	$4,253	$4,527
Accrued liabilities	2,160	2,812
Short-term borrowing	—	300
Current maturities of long-term debt and non-compete agreement	5,878	1,413

Total current liabilities	12,291	9,052

Deferred income taxes	873	923
Long-term debt, less current maturities	2,590	8,234

Total liabilities	15,754	18,209

Stockholders’ equity
Undesignated shares as of March 31, 2007 and June 30, 2006, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of March 31, 2007 and June 30, 2006, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of March 31, 2007 and June 30, 2006, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,432,341 and 2,424,786, respectively	24	24
Additional paid-in capital	2,040	1,987
Accumulated other comprehensive income:
Foreign currency translation adjustment	604	152
Retained earnings	11,299	11,465

Total stockholders’ equity	13,967	13,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,721	$31,837

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands, except per share data)	2007	2006	2007	2006

Net sales	$9,240	$7,497	$24,840	$22,035
Cost of goods sold	6,137	5,018	16,502	14,909

Gross profit	3,103	2,479	8,338	7,126
Operating expenses
Selling, general and administrative	2,293	2,436	6,795	6,986
Research and development	372	383	1,082	1,033

Total operating expenses	2,665	2,819	7,877	8,019

Income (loss) from operations	438	(340)	461	(893)

Other income (expense), net
Interest income	10	9	24	25
Interest expense	(192)	(185)	(580)	(575)
Other income (expense), net	(84)	(72)	(164)	(228)

Income (loss) before income taxes	172	(588)	(259)	(1,671)
Income tax provision (benefit)	62	(207)	(93)	(598)

Net income (loss)	$110	$(381)	$(166)	$(1,073)

Net income (loss) per common and common equivalent share:
basic	$0.05	$(0.16)	$(0.07)	$(0.45)
diluted	$0.04	$(0.16)	$(0.07)	$(0.45)

Cash dividends per share:	$—	$—	$—	$0.04

Weighted average number of shares outstanding
basic	2,432,341	2,410,161	2,427,268	2,406,484
diluted	2,473,124	2,410,161	2,427,268	2,406,484
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months
	ended March 31,
(In thousands)	2007	2006

Reconciliation of net income to net cash provided by operations
Net income (loss)	$(166)	$(1,073)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	976	1,088
Loss on disposal of plant and equipment	—	47
Stock-based compensation expense	23	—
Inventory valuation adjustment	—	641
Deferred income taxes	(73)	(67)
Changes in assets and liabilities:
Accounts receivable, net	1,942	2,148
Inventories	(21)	(1,668)
Other assets	(104)	139
Accounts payable and accrued expenses	(1,490)	(3)

Net cash provided by operations	1,087	1,252

Cash flows provided by (used in) investing activities:
Acquisition of business, net of cash acquired	(11)	(46)
Purchase of property and equipment	(86)	(210)

Net cash provided by (used in) investing activities	(97)	(256)

Cash flows provided by (used in) financing activities:
Proceeds from long-term borrowing	—	1,510
Proceeds from sale of common stock	31	38
Cash dividend payment	—	(96)
Net advances (payments) on short-term borrowings	(300)	—
Payments on non-compete liability	(250)	(250)
Payments on long-term debt	(1,110)	(2,831)

Net cash provided by (used in) financing activities	(1,629)	(1,629)
Effect of exchange rate changes in cash	98	274

Net increase (decrease) in cash and cash equivalents	(541)	(359)
Cash and cash equivalents — beginning of period	1,414	1,054

CASH AND CASH EQUIVALENTS — END OF PERIOD	$873	$695

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007 and 2006
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
The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Nine months
	ended March 31,		ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Net income (loss)	$110	$(381)	$(166)	$(1,073)

Denominator:
Weighted average common shares outstanding-basic	2,432,341	2,410,161	2,427,268	2,406,484
Dilution associated with the company’s stock-based compensation plans	40,783	—	—	—

Weighted average common shares outstanding-diluted	2,473,124	2,410,161	2,427,268	2,406,484

Net income (loss) per share-basic	$0.05	$(0.16)	$(0.07)	$(0.45)
Net income (loss) per share-diluted	$0.04	$(0.16)	$(0.07)	$(0.45)
2. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended March 31, 2007 and 2006 were as follows:

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands)	2007	2006	2007	2006

Net income (loss)	$110	$(381)	$(166)	$(1,073)
Foreign currency translation adjustment	90	362	452	94

Comprehensive income (loss)	$200	$(19)	$286	$(979)

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $8,000 and $23,000 of related compensation expense to general and administrative expense, for the three and nine month periods ended March 31, 2007, respectively. The related tax benefit from recording this non-cash expense for the three and nine month periods ended March 31, 2007 was $3,000

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 6

and $9,000, respectively and the corresponding net compensation expense of $5,000 and $14,000 had no impact on basic or diluted income per share for the respective periods. As of March 31, 2007, a total of $804,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding, including $735,000 of unrecognized compensation costs related to performance-based vesting stock options that in management’s current best estimate are not likely to vest and will be cancelled prior to vesting. The remaining balance of $69,000 of unrecognized compensation expense is expected to be recognized within the next five years.
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
Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to the prior period:

	Three months	Nine months
	ended March 31,	ended March 31,
(In thousands, except per share amounts)	2006	2006

Net Income (Loss)
As reported	$(381)	$(1,073)
Less pro forma stock-based compensation cost	(4)	(62)
Pro forma	$(385)	$(1,135)

Basic Net Income (Loss) per Share
As reported	$(0.16)	$(0.45)
Pro forma	$(0.16)	$(0.47)

Diluted Net Income (Loss) per Share
As reported	$(0.16)	$(0.45)
Pro forma	$(0.16)	$(0.47)
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. No options were granted during the three month periods ended March 31, 2007 or 2006. The weighted average fair value of options granted during the nine months ended March 31, 2007, was $3.38. The assumptions we used to determine fair value were as follows:

	Nine months
	ended March 31,
	2007	2006

Expected dividend yield	0.00%	4.46%
Expected stock price volatility	73.07%	83.07%
Risk-free interest rate	4.38%	4.38%
Expected life of options	3 years	3 years
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

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 7

Options granted and forfeited under both plans during the nine months ended March 31, 2007 were as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2006	368,325	$6.21
Granted	28,350	6.71
Exercised	—	—
Forfeited	(14,625)	3.82

Options outstanding, March 31, 2007	382,050	$6.34	$192,715

Exercisable, March 31, 2007	156,200	$4.27	$192,715

As of March 31, 2007, the options outstanding have a weighted average remaining contractual life of 6.5 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.67 to $3.83	89,925	2.6 years	$3.08	89,925	$3.08
$4.00 to $5.90	71,250	4.2 years	$5.00	41,250	$4.35
$6.71 to $8.47	220,875	8.7 years	$8.10	25,025	$8.40

$2.67 to $8.47	382,050	6.5 years	$6.34	156,200	$4.27
4. Inventories
Inventories consisted of the following.

	March 31,	June 30,
(In thousands)	2007	2006

	Unaudited
Raw materials	$2,309	$2,662
Work-in-process	45	86
Finished goods	4,532	3,974

TOTALS	$6,886	$6,722

5. Goodwill and Intangible Assets
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
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three month and nine month periods ended March 31, 2007 were $82,000 and $265,000, respectively, compared to $221,000 and $492,000 for the comparable periods of the prior fiscal year.
6. Bank Debt Disclosure
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF business credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent (or .50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $4.6 million at March 31, 2007 is classified as a current liability. The effective interest rate on March 31, 2007 and the average interest rate for the nine month period then ended was 8.75 percent. The term notes require monthly principal payments of $19,168 plus interest. As of March 31, 2007, an additional $0.4 million was available for the future draws. Future WF availability is determined by the daily eligible

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 8

collateral net of the outstanding loan balance. The Company is in compliance with the covenants related to the WF facility at March 31, 2007.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On March 31, 2007, the effective interest rate was 7.375 percent, and the average interest rate for the nine month period then ended was 7.069 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $96,000). The balance outstanding under this facility at March 31, 2007 was £1.3 million, or approximately $2.6 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The Company and BoS continue to work on finalizing the new covenants, which the Company believes will be met going forward.
Total bank debt outstanding is summarized as follows:

	March 31,	June 30,
(In thousands)	2007	2006

Note payable to bank	$8,468	$9,347
Short-term borrowings	—	300

	8,468	9,647
Less current maturities and short-term borrowings	(5,878)	(1,413)

TOTALS	$2,590	$8,234

Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
7. Industry Segments
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

	Three months		Nine months
	ended March 31,		ended March 31,
(Unaudited – in thousands)	2007	2006	2007	2006

Net sales:
Zareba Systems	$8,679	$6,999	$23,254	$20,408
Waters Medical Systems	561	498	1,586	1,627

TOTAL	$9,240	$7,497	$24,840	$22,035

Operating income (loss):
Zareba Systems	$335	$(499)	$203	$(1,377)
Waters Medical Systems	103	159	258	484

TOTAL	$438	$(340)	$461	$(893)

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 9

	March 31,	June 30,
(Unaudited – in thousands)	2007	2006

Identifiable assets:
Zareba Systems	$27,225	$29,045
Waters Medical Systems	804	1,013
Corporate	1,692	1,779

Total	$29,721	$31,837

8. Dividend Payment
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
9. Contingencies
In October 2005, the Wisconsin department of natural resources (“WDNR”) notified the Company it is a “responsible party” with respect to a site on which certain TCE contaminated ground water was alleged to be present. Although it may become necessary for the Company to undertake actions in connection with the WDNR’s letter, we do not have sufficient information to determine what liability the Company will incur, if any. The Company expenses all associated legal and professional costs as incurred, which have totaled $59,000 from the date of notification through March 31, 2007.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 10

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
In the third quarter of fiscal year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company commenced system deliveries in fiscal 2006. Zareba Systems established a distribution agreement with a key distributor in the UK and is working to establish similar agreements with other distributors to sell both non-lethal electric fencing and its U.S. patent-pending Guard Tower® product lines in various countries around the world. In September 2006, the Company announced an order for its electronic perimeter security fence system products to be installed at several prisons. Shipments under this order occurred in April 2007.
Products comprising the automatic gate opener systems and accessories initially target the Do-It-Yourself (traditional) Zareba market and are sold through existing retail channels, often to the same customer that purchased products of the traditional Zareba product line. During fiscal 2006, the Company introduced a new family of professional series automatic gate openers available to the professional installer distribution channels, which began shipping late in the third quarter of fiscal 2007.
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
Results of Continuing Operations
Net sales for the third quarter of fiscal year 2007, ended March 31, 2007 were $9.2 million, an increase of $1.7 million, or 23.3%, from $7.5 million in the same quarter of the prior year. Net sales for the Zareba Systems division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $8.7 million versus $7.0 million in the third quarter of fiscal 2006. Increased sales of the Company’s electronic perimeter fence products across its established customer base in North America and the UK, aided by mild weather conditions which extended the season for these products, accounted for the increase. Waters Medical Systems’ net sales for the three months ended March 31, 2007, were $0.6 million compared to $0.5 million for the comparable period in the prior year.
Net sales for the nine months ended March 31, 2007 were $24.8 million, an increase of $2.8 million, or 12.8% from $22.0 million in the same period of the prior year. Net sales for the Zareba Systems division, including Zareba Systems of Canada, Zareba Systems Europe and Zareba Security, Inc., were $23.3 million versus $20.4 million in the first nine months of fiscal 2006, reflecting the same conditions that contributed to the quarterly sales increase. Waters Medical Systems’ net sales were $1.6 million for each of the nine months ended March 31, 2007 and 2006.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 11

Third quarter fiscal 2007 gross margins were 33.6% compared to gross margins for the third quarter fiscal 2006 of 33.1%. Gross margins for both periods reflect the seasonal impact of lower production levels and corresponding decrease in manufacturing overhead absorption during the quarter. Current year margins benefited from price increases implemented during the first quarter of fiscal 2007. Gross margins for the nine month period ended March 31, 2007 were 33.6% versus 32.4% for the first nine months of the prior fiscal year, including the prior year inventory valuation adjustment which amounted to $641,000, or a 2.8% reduction in gross margins. During the first quarter of fiscal 2007 the Company implemented price increases in its Zareba Systems division to offset the impact of material cost increases incurred beginning in the previous fiscal year, the benefit of which was not fully realized until the third quarter of fiscal 2007. The Company continues to experience cost pressures on certain components for its Zareba Systems products primarily sold in North America. The Company intends to address these situations through a combination of further negotiation with existing suppliers, identification of alternative suppliers and selective price adjustments to customers.
Selling, general and administrative expenses for the three and nine months ended March 31, 2007 were $2.3 million and $6.8 million, respectively, down from $2.4 million and $7.0 million for the comparable quarters of the prior year. Prior year costs related to hiring and severance costs for management changes made up the majority of the differences for the respective periods.
Research and development expenses for the three and nine months ended March 31, 2007 were $0.4 and $1.1 million, respectively, compared to $0.4 million and $1.0 million for the comparable periods of the prior year. Continued product enhancements for both WMS and Zareba Systems and additional new product development for Zareba Systems automatic gate opener systems and perimeter security systems continue to be the focus of our development efforts. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $192,000 and $580,000 for the three and nine months ended March 31, 2007, respectively compared to $185,000 and $575,000 for the comparable periods of fiscal 2006, as a result of increased interest rates in the current year.
Net income for the third quarter of fiscal 2007 was 110,000, or $0.05 and $0.04 per basic and diluted share, respectively, compared to a net loss of $381,000, or $0.16 per basic and diluted share in the same period of the prior year. Net loss for the nine months ended March 31, 2007 was $166,000, or $0.07 per share versus a net loss of $1,073,000, or $0.45 per share in the comparable period of the prior year. The current year increased sales and reductions in operating expenses and the impact of the prior year inventory valuation adjustment were the primary reasons for the improvement over the prior year.
Liquidity and Capital Resources
The Company’s cash balance was $0.9 million at March 31, 2007 compared to $1.4 million at June 30, 2006. Accounts receivable decreased to $6.4 million at March 31, 2007 from $8.2 million at June 30, 2006, as a result of the seasonal trends of the business producing lower sales as compared to the quarter ended June 30, 2006. Inventories were $6.9 million at March 31, 2007 compared to $6.7 million at June 30, 2006 reflecting inventories on hand to meet projected requirements.
Capital expenditures were $86,000 in the first nine months of fiscal year 2007 versus $210,000 in the comparable period of fiscal 2006 and were used primarily for purchases of manufacturing and office equipment and tooling. The Company estimates capital expenditures for the current year to be comparable to prior year levels.
In September 2004, the Company paid in full the previous Wells Fargo Bank (WF) $3.0 million bank line of credit and term debt facility and executed a new WF business credit facility for the Rutland acquisition. The WF credit facility initially included an aggregate credit limit of $7.8 million, consisting of revolving credit up to $6.0 million and term credit of $1.8 million. Under this credit facility, the Company borrowed approximately $5.1 million for the Rutland acquisition. Under the terms of the new WF credit facility agreement and subsequent amendments, interest is charged on outstanding balances at the rate of one half of one percent (or .50 percent) above base rate. The initial term of the revolving credit agreement runs for three years, expiring in September 2007, and it is renewable on an annual basis thereafter. As a result, the entire balance due under the revolving credit facility of $4.6 million at March 31, 2007 is classified as a current liability. The effective interest rate on March 31, 2007 and the average interest rate for the nine month period then ended was 8.75 percent. The term notes require monthly principal payments of $19,168 plus interest. As of March 31, 2007, an additional $0.4 million was available for the future draws. Future WF availability is determined by the daily eligible

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 12

collateral net of the outstanding loan balance. The Company is in compliance with the covenants related to the WF facility at March 31, 2007.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On March 31, 2007, the effective interest rate was 7.375 percent, and the average interest rate for the nine month period then ended was 7.069 percent. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $96,000). The balance outstanding under this facility at March 31, 2007 was £1.3 million, or approximately $2.6 million. In September 2006, the BoS waived all previous covenant violations for fiscal 2006 and agreed to work with the Company to establish new covenant levels for fiscal 2007 and the future. The Company and BoS continue to work on finalizing the new covenants, which the Company believes will be met going forward.
Both the WF Business Credit and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
The Company believes that its existing funds, additional cash generated from operations, borrowings under the Company’s current bank debt facilities and the expectation of financing through the successful renewal of its current WF facility or through securing an alternative financing arrangement will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next twelve months.
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

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 13

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

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 14

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

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
Zareba has foreign subsidiaries in Canada and the United Kingdom, and we generate approximately 25% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $6.2 million and $6.1 million at March 31, 2007 and June 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three and nine month periods ended March 31, 2007 and 2006. Although the Company may decide to enter into foreign exchange contracts as a hedge against specific foreign currency receivables, the Company did not enter into any foreign exchange contracts in the fiscal-year-to-date period and in fiscal 2006.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $19,000 and $59,000 and $14,000 and $60,000 in the three and nine months ended March 31, 2007, and 2006, respectively.
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

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 16

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
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 17

SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 9, 2007

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, March 31, 2007	page 18