Form 10-Q
period 2007-09-30
ZAREBA SYSTEMS INC
filed 2007-11-13
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter ended
September 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒
The number of shares outstanding of the Company’s Common Stock on November 6, 2007 was 2,452,291.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share amounts)	2007	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$1,152	$1,614
Accounts receivable, net	6,222	7,671
Inventories	6,595	6,503
Other current assets	1,254	1,227
Current assets of discontinued operations	—	729

Total current assets	15,223	17,744

Property, plant and equipment, net	3,117	3,150

Other assets
Goodwill	6,675	6,616
Trademarks	2,696	2,686
Customer relationships, net	1,384	1,447
Other, net	226	230

Total other assets	10,981	10,979

TOTAL ASSETS	$29,321	$31,873

Current liabilities
Accounts payable	$3,884	$4,712
Accrued liabilities	2,053	2,419
Income taxes payable	1,679	207
Current maturities of long-term debt	1,069	6,326
Current liabilities of discontinued operations	—	123

Total current liabilities	8,685	13,787

Deferred income taxes	1,116	1,096
Other long-term liability	175	—
Long-term debt, less current maturities	2,052	2,269

Total liabilities	12,028	17,152

Stockholders’ equity
Undesignated shares as of September 30, 2007 and June 30, 2007, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of September 30, 2007 and June 30, 2007, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of September 30, 2007 and June 30, 2007, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,452,291 shares	25	25
Additional paid-in capital	2,242	2,133
Accumulated other comprehensive income:
Foreign currency translation adjustment	563	488
Retained earnings	14,463	12,075

Total stockholders’ equity	17,293	14,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,321	$31,873

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months
	ended September 30,
(In thousands, except per share data)	2007	2006
Net sales	$9,222	$8,168
Cost of goods sold	6,301	5,507

Gross profit	2,921	2,661
Operating expenses Selling, general and administrative	2,459	2,188
Research and development	345	265

Total operating expenses	2,804	2,453

Income from operations	117	208

Other income (expense), net
Interest income	13	7
Interest expense	(134)	(202)
Other income (expense), net	11	(31)

Income (loss) before income taxes	7	(18)
Income tax provision (benefit)	3	(7)

Income (loss) from continuing operations	4	(11)
Gain from discontinued operations, net of tax	13	33
Gain from sale of subsidiary, net of tax	2,546	—

Net income	$2,563	$22

Income (loss) from continuing operations per common and common equivalent share:
basic	$—	$—
diluted	$—	$—

Gain from discontinued operations per common and common equivalent share:
basic	$0.01	$0.01
diluted	$0.01	$0.01

Gain from sale of subsidiary per common and common equivalent share:
basic	$1.04	$—
diluted	$1.01	$—

Net income per common and common equivalent share:
basic	$1.05	$0.01
diluted	$1.02	$0.01

Weighted average number of shares outstanding
basic	2,452,291	2,424,786
diluted	2,514,483	2,462,225
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended September 30,
(In thousands)	2007	2006
Cash flows provided by (used in) operations:
Reconciliation of net income to net cash provided by operations
Net income	$2,563	$22
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	291	323
Gain on sale of subsidiary	(2,546)	—
Loss on disposal of plant and equipment	9	—
Stock-based compensation expense	109	8
Deferred income taxes	(26)	(24)
Changes in assets and liabilities:
Accounts receivable, net	1,486	2,042
Inventories	(87)	284
Other assets	(258)	(115)
Accounts payable and accrued expenses	(1,326)	(1,104)

Net cash provided by (used in) operations	215	1,436

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(141)	(19)
Proceeds from sale of subsidiary	5,000	—

Net cash provided by (used in) investing activities	4,859	(19)

Cash flows provided by (used in) financing activities:
Net advances (payments) on short-term borrowings	—	(300)
Proceeds from long-term debt	954	—
Payments on non-compete liability	—	(250)
Payments of debt issue costs	(35)	-
Payments on long-term debt	(6,464)	(1,437)

Net cash provided by (used in) financing activities	(5,545)	(1,981)
Effect of exchange rate changes in cash	9	40

Net increase (decrease) in cash and cash equivalents	(462)	(524)
Cash and cash equivalents — beginning of period	1,614	1,414

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,152	$890

Supplemental Schedule of Non-Cash Activities
Long-term liability recorded for adoption of FIN 48 (See Note 8)	$175	-
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006
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
These condensed financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-K for the year ended June 30, 2007, and the Fiscal Year 2007 Annual Report.
The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income per Share
The following table sets forth the computation of basic and diluted income and income per share:

	Three months
	ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006
Numerator:
Net income	$2,563	$22
Denominator:
Weighted average common shares outstanding-basic	2,452,291	2,424,786
Dilution associated with the company’s stock-based compensation plans	62,192	37,439

Weighted average common shares outstanding-diluted	2,514,483	2,462,225

Net income per common share-basic	$1.05	$0.01
Net income per common share-diluted	$1.02	$0.01
2. Comprehensive Income
The components of comprehensive income, net of related tax, for the three months ended September 30, 2007 and 2006 were as follows:

	Three months
	ended September 30,
(In thousands)	2007	2006
Net income	$2,563	$22
Foreign currency translation adjustment	75	105

Comprehensive income	$2,638	$127

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $96,000 of related compensation expense, or $60,000 net of tax or $0.02 per basic and diluted share, to the gain on sale of subsidiary during the first quarter of fiscal 2008 as a result of accelerated vesting of certain options upon closing of the transaction. We also recorded and $13,000 and $8,000 of related compensation expense, all to general and administrative expense, for the three months ended September 30, 2007 and 2006, respectively. The related tax benefit from recording this non-cash general and administrative expense was $5,000 and $3,000 and the net compensation expense to operations of $8,000 and $5,000 had no impact on basic or diluted income

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 6

per share for the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, a total of $693,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding, including $639,000 of unrecognized compensation costs related to performance-based vesting stock options that in management’s current best estimate are not likely to vest and will be cancelled prior to vesting. The remaining balance of $54,000 of unrecognized compensation expense is expected to be recognized within the next five years.
We have applied the modified prospective method in adopting SFAS 123(R). Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on July 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in fiscal 2007 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested on, July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. No options were granted during the three months ended September 30, 2007 or 2006.
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. Recent stock option grants to executive management, however, have performance-based vesting upon achieving specific revenue and income objectives, otherwise vesting on the fifth anniversary of the grant date. We have 550,000 shares authorized for grant under the 2004 Equity Incentive Plan.
Options granted and forfeited under both plans during the three months ended September 30, 2007 were as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value
Options outstanding, June 30, 2007	362,100	$6.48
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, September 30, 2007	362,100	$6.48	$363,891

Exercisable, September 30, 2007	168,100	$4.79	$345,591

As of September 30, 2007, the options outstanding have a weighted average remaining contractual life of 6.3 years, and exercise prices and unexercised options as follows:

	Options outanding			Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.67 to $3.83	80,025	2.3 years	$3.06	80,025	$3.06
$4.00 to $5.90	61,200	4.3 years	$5.07	31,200	$4.27
$6.71 to $8.47	220,875	8.2 years	$8.10	56,875	$7.51

$2.67 to $8.47	362,100	6.3 years	$6.48	168,100	$4.79

4. Inventories Inventories consisted of the following.

(In thousands)	Sept 30, 2007	June 30, 2007
(Unaudited)
Raw materials	$2,086	$2,024
Finished goods	4,509	4,479

TOTALS	$6,595	$6,503

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 7

5. Goodwill and Intangible Assets
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge. Foreign currency translation adjustments comprise the change in goodwill for the periods presented.
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three months ended September 30, 2007 were $86,000 compared to $101,000 in the first quarter of fiscal year 2007.
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility was $954,000 at September 30, 2007, and the effective interest rate at and for the period ended September 30, 2007 was 7.5%.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2007, the effective interest rate was 7.88 percent and the average effective interest rate for the first quarter of fiscal 2008 was 7.86 percent, versus 6.63 percent for the same period in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $99,000). The balance outstanding under this facility at September 30, 2007 was £1.1 million, or approximately $2.2 million.
The following table summarizes the debt outstanding:

	United States Bank Debt as of
(In thousands)	Sep 30, 2007	Jun 30, 2007
Note payable to bank	$954	$6,211
Other	4	4

	958	6,215
Less current maturities and short-term borrowings	(1)	(5,275)

Total	$957	$940

	United Kingdom Bank Debt as of
(In thousands)	Sep 30, 2007	Jun 30, 2007
Note payable to bank	$2,163	$2,380
Less current maturities and short-term borrowings	(1,068)	(1,051)

Total	$1,095	$1,329

Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 8

7. Discontinued Operation and Sale of Waters Medical Systems, Inc.
On July 24, 2007 the Company entered in to a Stock Purchase Agreement for the sale of the Company’s Waters Medical Systems, Inc., (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations.
The sale of WMS was completed on August 1, 2007. The transaction involved the sale of 100 percent of the stock of WMS, including all assets and liabilities of WMS at close, for $5 million cash.
The gain on the sale of WMS recorded in the first quarter of fiscal 2008 was calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (estimated rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Assets and liabilities of WMS at June 30, 2007 were as follows:

(In thousands)
Accounts receivable, net	$259
Inventories	454
Other current assets	16

Current assets of discontinued operations	729

Property and equipment, net	19

Other assets of discontinued operations	19

Accounts payable	63
Accrued compensation and other liabilities	60

Current liabilities of discontinued operations	$123

Condensed consolidated statements of operations for WMS for three month periods ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,
(In thousands)	2007	2006
Net sales	$142	$511
Gross profit	79	312
Selling, general and administrative	47	206
Research and development	11	54
Income tax provision	8	19
Gain from discontinued operations, net of tax	$13	$33
8. Income Taxes
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $175,000 in the liability for

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 9

unrecognized income tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At September 30, 2007, the balance of unrecognized tax benefits is unchanged from the adopted balance of $175,000. The September 30, 2007, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota, and the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before June 30, 2004.
The Company is not currently under examination by any taxing jurisdiction.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $12,201 for the payment of interest and penalties as of July 1, 2007, the date of adoption.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of the Company’s results of operations and financial condition should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations relate to continuing operations unless noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, on our Annual Report on Form 10-K for the year ended June 30, 2007.
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) experienced a 12.9% increase in net sales to $ 9.2 million and an increase in income from continuing operations to $4,000 in the first quarter of fiscal 2008, versus net sales of $8.2 million and a $11,000 loss from continuing operations in the first quarter of the prior year. Net sales increased across most areas of the business, with the larger contributions coming from sales of electric fencing systems in the North America and the UK, as well as from automatic gate opener product sales.
Income from continuing operations improved slightly in the first quarter of fiscal 2008, benefiting from the gross profit contribution of the increased sales, most of which were reinvested into operating expense initiatives.
On July 24, 2007, the Company entered into a Stock Purchase Agreement to sell the Company’s Waters Medical Systems, Inc., (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations. The sale of WMS, was completed on August 1, 2007 for $5 million cash, resulting in a gain, net of tax, of approximately $2.5 million. Cash proceeds from the sale were used to reduce borrowing under the Company’s Wells Fargo credit facility.
On August 29, 2007, the Company entered into a $6 million secured revolving credit facility with JPMorgan Chase Bank, N.A. Proceeds from the facility will be used for general working capital purposes and were used to repay the prior Wells Fargo Business Credit facility, totaling approximately $1.1 million.
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 11

family of professional series automatic gate openers available to the professional installer distribution channels, which the Company believes will offer market growth opportunities.
Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Backlog is not significant since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and a further resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.
Results of Continuing Operations
Net sales for the three months ended September 30 2007, were $9.2 million, an increase of nearly 13% from $8.2 million for the comparable period of the prior year. The increase was driven primarily by the timing of orders by some of our largest domestic electric fencing customers, increased sales of our UK operation, which also benefited from the exchange rate and, to a lesser degree, increased sales of our automatic gate opener products. Management does not project this rate of year-over-year sales growth to be sustained throughout the remainder of the year.
First quarter fiscal 2007 gross margins were 31.7% compared to 32.6% in the previous year. The decrease year to year resulted primarily from differences in customer and product mix. Subject to variations in product and customer mix, management believes gross margins will trend similar to the comparable periods in the prior year during the remainder of fiscal 2008.
Selling, general and administrative expenses were $2.5 million for the three months ended September 30, 2007 compared to $2.2 million in the prior year. Costs related to expanded sales and marketing activities supporting the automatic gate openers and perimeter security products in both North America and the UK made up the majority of the increase. Management expects increased selling, general and administrative spending levels over the prior year throughout the remainder of fiscal 2008, directed toward the growth of the newer product lines.
Research and development expenses were $345,000 for the three month period ended September 30, 2007 versus $265,000 for the same period in the prior year. Current year expenditures are directed toward new product development and testing for Zareba Systems automatic gate openers and perimeter security systems as well as continued product enhancements of existing electric fencing systems products. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $134,000 for the three months ended September 30, 2007 compared to $201,000 in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt as a result of debt reduction due to the sale of WMS, and the lower interest rate under the new credit facility.
Income from continuing operations of $4,000 or $0.00 per basic and diluted share, in the first quarter of fiscal 2008, was relatively flat compared to a loss of $11,000, or $0.00 per basic and diluted share, in the first quarter of fiscal 2007. Increased investments in growth initiatives roughly offset the increased gross profits from the sales growth.
Results of Discontinued Operations, Gain from the Sale of Subsidiary and Net Income
Gain from discontinued operations, net of tax was $13,000, or $0.01 per basic and diluted share for the first quarter of fiscal 2008, versus $33,000, or $0.01 per basic and diluted share for the same period in the prior year, reflecting the net results of the WMS operations for the respective periods.
Gain from sale of subsidiary, net of tax was $2.5 million, or $1.04 per basic and $1.01 per diluted share for the three months ended September 30, 2007, reflecting that sale of the WMS subsidiary on August 1, 2007.
Net income for the first quarter of fiscal 2008 was $2.6 million, or $1.05 per basic and $1.02 per diluted share, versus net income of $22,000, or $0.01 per basic and diluted share for the first quarter of fiscal 2007, with the difference reflecting the gain from sale of WMS.
Liquidity and Capital Resources
The Company’s cash and working capital balances at September 30, 2007 were $1.2 million and $6.5 million, respectively, as compared to $1.6 million and $4.0 million at June 30, 2007. The increase in working capital resulted primarily from the reduction of debt, much of which had been classified as current at June 30, 2007, from the proceeds from the sale of WMS.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 12

Accounts receivable decreased to $6.2 million at September 30, 2007 from $7.7 million at June 30, 2007 reflecting the seasonality of our sales. Inventories increased slightly to $6.6 million at September 30, 2007, versus $6.5 million at June 30, 2007.
Capital expenditures were $141,000 in the first quarter of fiscal 2008 versus $19,000 in same period of the prior year, and were used primarily for manufacturing and computer equipment and purchases of new product tooling.
On August 1, 2007, subsequent to fiscal 2007 year end, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the WF facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility was $954,000 at September 30, 2007, and the effective interest rate at and for the period ended September 30, 2007 was 7.5%
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2007, the effective interest rate was 7.88 percent and the average effective interest rate for the first quarter of fiscal 2008 was 7.86 percent, versus 6.63 percent for the same period in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $99,000). The balance outstanding under this facility at September 30, 2007 was £1.1 million, or approximately $2.2 million.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility and cash proceeds from the sale of the WMS subsidiary will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next twelve months.
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 13

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
Stock-based Compensation
Effective July 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. Management’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the two year period prior to the grant date of the awards and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.
In accordance with SFAS 123(R), the Company has reviewed the performance requirements of the performance-based stock options granted to certain executives and determined that none of the performance-based options should be assumed to vest until greater certainty exists based on the performance measures. Therefore, the Company has not recorded the compensation cost associated with these options as the performance conditions are not likely to be achieved.

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 14

Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility and cash proceeds from the sale of the WMS subsidiary, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) growth in Zareba Systems’ sales generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the new family of professional series automatic gate openers available to the professional installer distribution channels will offer market growth opportunities, which depend on the cost and success of the Company’s development efforts and new products, customer acceptance of new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; (d) the anticipation that additional agreements will be established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force and the quality of our products versus those otherwise available in Europe and elsewhere; and, (e) management’s belief that gross margins will trend similar to the comparable periods in the prior year during the remainder of fiscal 2008, which depends on variations in product and customer mix and our product costs, including materials and transportation costs.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
Zareba has foreign subsidiaries in Canada and the United Kingdom, and we generate approximately 27% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $7.2 million and $7.0 million at September 30, 2007 and June 30, 2007, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month periods ended September 30, 2007 and 2006. Although the Company may decide to enter into foreign exchange contracts as a hedge against specific foreign currency receivables, the Company did not enter into any foreign exchange contracts in the fiscal-year-to-date period and in fiscal 2007.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $12,000 and $21,000 in the three months ended September, 2007, and 2006, respectively.
Item 4. Controls and Procedures
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 15

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth below and elsewhere in this report, you should carefully consider the “Risk Factors” discussed in Part I, Item 1A (Risk Factors) of the Company’s Form 10-K for the period ended June 30, 2007. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Changes in the economic climate in our major markets and the volatility of oil and natural gas prices could adversely impact our business. Our business is impacted by the current uncertainty in the economic climates of the geographic areas in which we operate, primarily the U.S. and U.K markets. A downturn in the economy in one or both of these markets could reduce the amount of funds our end customers have available for purchases of our products. Additionally, our product costs, including materials and transportation costs, are adversely impacted by increased oil and natural gas prices. Increased market prices of oil and natural gas could reduce our profits to the extent that we are not able to fully and timely pass these costs through to our customers. The current uncertainty surrounding the economic climate in the U.S. and the increased prices for oil and natural gas throughout the world, if sustained, may detrimentally impact our business.
Item 6. Exhibits
10.1	Stock Purchase Agreement for the Purchase and Sale of All Outstanding Shares of Capital Stock of Waters Medical Systems, Inc. dated as of July 24, 2007 between the Company and Holding GC, Inc., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 24, 2007.
10.2	Revolving Credit Agreement dated as of August 29, 2007 by and between the Company, Zareba Security, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2007.
10.3	Security Agreement dated as of August 29, 2007 by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2007.
10.4	Security Agreement dated as of August 29, 2007 by and between Zareba Security, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2007.
10.5	Revolving Notes dated as of August 29, 2007 by Zareba Systems, Inc and Zareba Securities, Inc. as Borrower and JPMorgan Chase Bank, N.A., as Lender, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 29, 2007.
10.6	Stock Pledge Agreement effective August 29, 2007 by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated August 29, 2007.
10.7	Negative Pledge Agreement dated August 29, 2007 by Zareba Systems, Inc. in favor of JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 29, 2007.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 16

SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 12, 2007

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, September 30, 2007	page 17