Form 10-Q
period 2007-12-31
ZAREBA SYSTEMS INC
filed 2008-02-08
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑
The number of shares outstanding of the Company’s Common Stock on February 4, 2008 was 2,465,696.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share amounts)	2007	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$730	$1,614
Accounts receivable, net	4,241	7,671
Inventories	6,382	6,503
Other current assets	1,467	1,227
Current assets of discontinued operations	—	729

Total current assets	12,820	17,744

Property, plant and equipment, net	2,971	3,150

Other assets
Goodwill	6,576	6,616
Trademarks	2,679	2,686
Customer relationships, net	1,262	1,447
Other, net	205	230

Total other assets	10,722	10,979

TOTAL ASSETS	$26,513	$31,873

Current liabilities
Accounts payable	$2,402	$4,712
Accrued liabilities	1,979	2,419
Income taxes payable	888	207
Current maturities of long-term debt	1,072	6,326
Current liabilities of discontinued operations	—	123

Total current liabilities	6,341	13,787

Deferred income taxes	1,015	1,096
Other long-term liability	175	—
Long-term debt, less current maturities	2,570	2,269

Total liabilities	10,101	17,152

Stockholders’ equity
Undesignated shares as of December 31, 2007 and June 30, 2007, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of December 31, 2007 and June 30, 2007, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of December 31, 2007 and June 30, 2007, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,452,291 shares	25	25
Additional paid-in capital	2,254	2,133
Accumulated other comprehensive income:
Foreign currency translation adjustment	440	488
Retained earnings	13,693	12,075

Total stockholders’ equity	16,412	14,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,513	$31,873

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands, except per share data)	2007	2006	2007	2006

Net sales	$6,474	$6,407	$15,696	$14,575
Cost of goods sold	4,875	4,421	11,176	9,928

Gross profit	1,599	1,986	4,520	4,647
Operating expenses
Selling, general and administrative	2,337	1,967	4,796	4,155
Research and development	291	358	636	623

Total operating expenses	2,628	2,325	5,432	4,778

Income (loss) from operations	(1,029)	(339)	(912)	(131)

Other income (expense), net
Interest income	9	7	22	14
Interest expense	(77)	(186)	(211)	(388)
Other income (expense), net	(72)	(49)	(61)	(80)

Income (loss) before income taxes	(1,169)	(567)	(1,162)	(585)
Income tax provision (benefit)	(399)	(204)	(396)	(211)

Income (loss) from continuing operations	(770)	(363)	(766)	(374)
Gain from discontinued operations, net of tax	—	65	13	98
Gain from sale of subsidiary, net of tax	—	—	2,546	—

Net income (loss)	$(770)	$(298)	$1,793	$(276)

Income (loss) from continuing operations per common and common equivalent share:
basic	$(0.31)	$(0.15)	$(0.31)	$(0.15)
diluted	$(0.31)	$(0.15)	$(0.31)	$(0.15)

Gain from discontinued operations per common and common equivalent share:
basic	$—	$0.03	$0.01	$0.04
diluted	$—	$0.03	$0.01	$0.04

Gain from sale of subsidiary per common and common equivalent share:
basic	$—	$—	$1.04	$—
diluted	$—	$—	$1.02	$—

Net income (loss) per common and common equivalent share:
basic	$(0.31)	$(0.12)	$0.73	$(0.11)
diluted	$(0.31)	$(0.12)	$0.72	$(0.11)

Weighted average number of shares outstanding
basic	2,452,291	2,424,786	2,452,291	2,424,786
diluted	2,452,291	2,424,786	2,503,315	2,424,786
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended December 31,
(In thousands)	2007	2006

Cash flows provided by (used in) operations:
Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$1,793	$(276)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	572	669
Gain on sale of subsidiary	(2,546)	—
Loss on disposal of plant and equipment	9	—
Stock-based compensation expense	121	15
Deferred income taxes	(52)	(47)
Changes in assets and liabilities:
Accounts receivable, net	3,435	3,590
Inventories	64	(81)
Other assets	(506)	(63)
Accounts payable and accrued expenses	(3,619)	(2,014)

Net cash provided by (used in) operations	(729)	1,793

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(180)	(50)
Acquisition of business, net of assets acquired	—	(11)
Proceeds from sale of subsidiary	5,000	—

Net cash provided by (used in) investing activities	4,820	(61)

Cash flows provided by (used in) financing activities:
Net advances (payments) on short-term borrowings	—	(300)
Net proceeds from long-term debt — revolving credit facility	1,787	—
Payments on non-compete liability	—	(250)
Payments of debt issue costs	(40)	—
Payments on long-term debt	(6,728)	(1,815)

Net cash provided by (used in) financing activities	(4,981)	(2,365)
Effect of exchange rate changes in cash	6	48

Net increase (decrease) in cash and cash equivalents	(884)	(585)
Cash and cash equivalents — beginning of period	1,614	1,414

CASH AND CASH EQUIVALENTS — END OF PERIOD	$730	$829

Supplemental Schedule of Non-Cash Activities
Long-term liability recorded for adoption of FIN 48 (See Note 8)	$175	—
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2007 and 2006
(Unaudited)
Zareba Systems, Inc., (the Company) prepared the condensed consolidated financial statements without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-K for the year ended June 30, 2007, and the Fiscal Year 2007 Annual Report.
The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income (loss) per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Six months
	ended December 31,		ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Net income (loss)	$(770)	$(298)	$1,793	$(276)
Denominator:
Weighted average common shares outstanding-basic	2,452,291	2,424,786	2,452,291	2,424,786
Dilution associated with the company’s stock-based compensation plans	—	—	51,024	—

Weighted average common shares outstanding-diluted	2,452,291	2,424,786	2,503,315	2,424,786

Net income (loss) per common share-basic	$(0.31)	$(0.12)	$0.73	$(0.11)
Net income (loss) per common share-diluted	$(0.31)	$(0.12)	$0.72	$(0.11)

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	101,175	145,800	—	145,800
Stock options with exercise prices greater than the average market price of the common shares for those periods	222,525	250,875	192,525	250,875
2. Comprehensive Income (loss)
The components of comprehensive income (loss), net of related tax, for the three and six months ended December 31, 2007 and 2006 were as follows:

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands)	2007	2006	2007	2006

Net income (loss)	$(770)	$(298)	$1,793	$(276)
Foreign currency translation adjustment	(123)	257	(48)	362

Comprehensive income (loss)	$(893)	$(41)	$1,745	$86

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 6

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $96,000 of related compensation expense, or $60,000 net of tax or $0.02 per basic and diluted share, to the gain on sale of subsidiary during the first quarter of fiscal 2008 as a result of accelerated vesting of certain options upon closing of the transaction. We also recorded $12,000 and $25,000 of related compensation expense, all to general and administrative expense, for the three and six months ended December 31, 2007, respectively as compared to $8,000 and $15,000 for the respective comparable periods in the prior year. The related tax benefit from recording this non-cash general and administrative expense was $4,000 and $9,000, and the net compensation expense to operations was $8,000, or $0.00 per basic and diluted share, and $16,000, or $0.01 per basic and diluted share, for the three and six months ended December 31, 2007, respectively. The related tax benefit from recording this non-cash general and administrative expense was $3,000 and $6,000, and the net compensation expense to operations was $5,000 and $9,000 for the three and six months ended December 31, 2006, respectively, with no impact on basic or diluted earnings per share. As of December 31, 2007, a total of $686,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding, including $639,000 of unrecognized compensation costs related to performance-based vesting stock options that in management’s current best estimate are not likely to vest and will be cancelled prior to vesting. The remaining balance of $47,000 of unrecognized compensation expense is expected to be recognized within the next five years.
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
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. No options were granted during the three and six months ended December 31, 2007. The weighted average fair value of options granted during both the three and six months ended December 31, 2006 was $3.38, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 73.07%, a risk-free interest rate of 4.38% and expected option lives of 3 years.
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
Options granted and forfeited under both plans during the six months ended December 31, 2007 were as follows:

		Weighted Avg.
	Number	Exercise Price	Aggregate
	of Options	Per Share	Intrinsic Value

Options outstanding, June 30, 2007	362,100	$6.48
Granted	—	—
Exercised	—	—
Forfeited	38,400	$6.15

Options outstanding, December 31, 2007	323,700	$6.51	$174,432

Exercisable, December 31, 2007	127,700	$4.33	$174,432

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 7

As of December 31, 2007, the options outstanding have a weighted average remaining contractual life of 5.9 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.67 to $3.83	80,025	2.1 years	$3.06	80,025	$3.06
$4.00 to $5.90	51,150	4.9 years	$5.17	21,150	$4.12
$6.71 to $8.47	192,525	7.8 years	$8.31	26,525	$8.31

$2.67 to $8.47	323,700	5.9 years	$6.51	127,700	$4.33
4. Inventories
Inventories consisted of the following.

	December 31,	June 30,
(In thousands)	2007	2007

	(Unaudited)
Raw materials	$2,136	$2,024
Finished goods	4,246	4,479

TOTALS	$6,382	$6,503

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
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three and six months ended December 31, 2007 were $87,000 and $173,000, respectively, compared to $80,000 and $182,000 in the respective comparable periods ended December 31, 2006.
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2007 was $1.8 million. The effective interest rate at December 31, 2007 was 6.50 percent, and the average effective interest rate for the three and six months then ended was 6.78 percent and 6.97 percent, respectively.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2007, the effective interest rate was 7.72 percent and the average effective interest rate for the three and six months then ended was 7.84 percent and 7.86 percent, respectively, versus 6.95 percent and 6.87 percent, respectively, for the same periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at December 31, 2007 was £0.9 million, or approximately $1.9 million.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 8

The following table summarizes the debt outstanding:

	United States Bank Debt as of
	December 31,	June 30,
(In thousands)	2007	2007

Note payable to bank	$1,787	$6,211
Other	4	4
	1,791	6,215
Less current maturities and short-term borrowings	(1)	(5,275)

Total	$1,790	$940

	United Kingdom Bank Debt as of
	December 31,	June 30,
(In thousands)	2007	2007

Note payable to bank	$1,851	$2,380
Less current maturities and short-term borrowings	(1,071)	(1,051)

Total	$780	$1,329

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
The gain on the sale of WMS recorded in the first quarter of fiscal 2008 was calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (estimated rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Assets and liabilities of WMS at June 30, 2007 were as follows:

(In thousands)

Accounts receivable, net	$259
Inventories	454
Other current assets	16

Current assets of discontinued operations	729

Property and equipment, net	19

Other assets of discontinued operations	19

Accounts payable	63
Accrued compensation and other liabilities	60

Current liabilities of discontinued operations	$123

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 9

Condensed consolidated statements of operations for WMS for three and six months ended December 31, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Net sales	$—	$514	$142	$1,025
Gross profit	—	276	79	588
Selling, general and administrative	—	140	47	346
Research and development	—	34	11	88
Income tax provision	—	37	8	56
Gain from discontinued operations, net of tax	$—	$65	$13	$98
8. Income Taxes
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (Interpretation 48), on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $175,000 in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At December 31, 2007, the balance of unrecognized tax benefits is unchanged from the adopted balance of $175,000. The December 31, 2007, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of the Company’s results of operations and financial condition should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations relate to continuing operations unless noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A Risk Factors, on our Annual Report on Form 10-K for the year ended June 30, 2007 and in Part II, Item 1A Risk Factors, of our Form 10-Q for the quarter ended September 30, 2007.
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) experienced a 7.7% increase in net sales to $15.7 million for the first six months of fiscal year 2008, ended December 31, 2007, versus $14.6 million for the same period in the prior year. Net sales increased across all areas of the business, with the larger contributions coming from sales of electric fencing systems in the North America and the UK, as well as from automatic gate opener product sales.
Loss from continuing operations was $766,000, or $0.31 per basic and diluted share for the six months ended December 31, 2007, compared to a loss from continuing operations of $374,000, or $0.15 per basic and diluted share in the same period of the prior year. The increase in loss from operations over the prior year resulted from lower gross margins, due primarily to customer and product mix, and increased operating expenses associated with newer products.
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
In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries and established a distribution agreement with a key distributor in the UK in fiscal 2006. The Company completed additional systems deliveries in fiscal 2007 and the first half of fiscal 2008, along with a large shipment of perimeter security products for several prisons in fiscal 2007. The Company continues to work to establish similar agreements with other distributors to sell both electric fencing and its patent-pending Guard Tower® product lines in various countries around the world.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 11

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
Results of Continuing Operations
Net sales for the three months ended December 31, 2007 were $6.5 million, up slightly from $6.4 million for the comparable period of the prior year. Net sales for the six months ended December 31, 2007 were $15.7 million, an increase of 7.7% from $14.6 million for the comparable period of the prior year. The fiscal year-to-date sales increase was spread across the major product lines; electric fencing systems, automatic gate openers and perimeter security systems. Management expects to report year-to-date sales growth over the previous year through the remainder of fiscal 2008; however, quarterly net sales may vary based upon the timing of orders by major customers and seasonal factors. Adverse economic changes in the markets we serve, primarily in the US, may temper the Company’s sales growth and profitability though the remainder of the current fiscal year as compared to fiscal 2007.
Gross margins for the three and six months ended December 31, 2007 were 24.7% and 28.8%, respectively compared to 31.0% and 31.9% for the respective periods in the previous year. The year to year decreases resulted from factors including a higher concentration of sales to lower margin customers, higher concentration of sales of certain lower margin electric fencing system and automatic gate opener products, and lower margins related to the production ramp up of the professional series of automatic gate opener products. Management expects actions it has recently taken and plans to take to improve margins through cost reductions and price increases will improve margins in future quarters of fiscal 2008 from the second quarter levels.
Selling, general and administrative expenses were $2.3 million and $4.8 million, respectively, for the three and six months ended December 31, 2007 compared to $2.0 million and $4.2 million, respectively, in the prior year. Costs related to expanded sales and marketing activities supporting the automatic gate openers and perimeter security products in both North America and the UK made up the majority of the increase. Management expects to continue to invest in selling, general and administrative expenses toward the growth of the newer product lines, adjusting variable spending based upon projected sales and gross profit levels throughout the remainder of the fiscal year.
Research and development expenses were $291,000 and $636,000, respectively, for the three and six months ended December 31, 2007 versus $358,000 and $623,000, respectively, for the same period in the prior year. Current year expenditures are directed toward new product development and testing for Zareba Systems automatic gate openers and perimeter security systems as well as continued product enhancements of existing electric fencing systems products. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $77,000 and $211,000, respectively, for the three and six months ended December 31, 2007 compared to $186,000 and $388,000, respectively, in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt from the proceeds of the sale of WMS, and the lower interest rate under the new credit facility.
Loss from continuing operations of $770,000 or $0.31 per basic and diluted share and loss from continuing operations of $766,000, or $0.31 per basic and diluted share for the six months ended December 31, 2007 compare to losses of $363,000, or $0.15 per basic and diluted share and $374,000, or $0.15 per basic and diluted share, respectively for the three and six months ended December 31, 2006. Lower gross margins and increased investments in growth initiatives were the primary reasons for the increased losses in the current year.
Results of Discontinued Operations, Gain from the Sale of Subsidiary and Net Income
Gain from discontinued operations, net of tax was $13,000, or $0.01 per basic and diluted share for the six months ended December 31, 2007, versus $65,000, or $0.03 per basic and diluted share and $98,000, or $0.04 per basic and diluted share,

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 12

respectively for the three and six months ended December 31, 2006, reflecting the net results of the WMS operations for the respective periods prior to the sale of WMS on August 1, 2007.
Gain from sale of subsidiary, net of tax was $2.5 million, or $1.04 per basic and $1.02 per diluted share for the six months ended December 31, 2007, reflecting that sale of the WMS subsidiary on August 1, 2007.
Net loss for the second quarter of fiscal 2008 was $770,000, or $0.31 per basic and diluted share, versus net loss of $298,000, or $0.12 per basic and diluted share in the same period of the previous year, reflecting the differences in results from continuing and discontinued operations. Net income for the six months ended December 31, 2007 was $1,793,000, or $0.73 per basic and $0.72 per diluted share, compared to net loss of $276,000, or 0.11 per basic and diluted share in the same period of fiscal 2007, reflecting the differences in results from continuing and discontinued operations and the gain from the sale of WMS.
Liquidity and Capital Resources
The Company’s cash and working capital balances at December 31, 2007 were $0.7 million and $6.5 million, respectively, as compared to $1.6 million and $4.0 million at June 30, 2007. The increase in working capital resulted primarily from the reduction of debt, much of which had been classified as current at June 30, 2007, from the proceeds from the sale of WMS.
Accounts receivable decreased to $4.2 million at December 31, 2007 from $7.7 million at June 30, 2007 reflecting the seasonality of our sales. Inventories decreased slightly to $6.4 million at December 31, 2007, versus $6.5 million at June 30, 2007.
Capital expenditures were $180,000 in the first six months of fiscal 2008 versus $50,000 in same period of the prior year, and were used primarily for manufacturing and computer equipment and purchases of new product tooling. The Company expects to increase spending for tooling and equipment in the second half of fiscal 2008 primarily related to a specific business opportunity, with total fiscal 2008 capital expenditures approximating $0.5 million.
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2007 was $1.8 million. The effective interest rate at December 31, 2007 was 6.50 percent, and the average effective interest rate for the three and six months then ended was 6.78 percent and 6.97 percent, respectively.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2007, the effective interest rate was 7.72 percent and the average effective interest rate for the three and six months then ended was 7.84 percent and 7.86 percent, respectively, versus 6.95 percent and 6.87 percent, respectively, for the same periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at December 31, 2007 was £0.9 million, or approximately $1.9 million.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 13

The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next twelve months.
Critical Accounting Policies
The Company’s critical accounting polices are discussed below.
Revenue Recognition
The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. Customer rebate programs are offered based upon purchasing volume, on a percentage of sales basis. The Company accounts for customer rebates as a reduction to net sales on the accrual basis, in the period of the corresponding sale, when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 14

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
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility and cash proceeds from the sale of the WMS subsidiary, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) growth in Zareba Systems’ sales in second half of fiscal 2008 and generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the new family of professional series automatic gate openers available to the professional installer distribution channels will offer market growth opportunities, which depend on the cost and success of the Company’s development efforts and new products, customer acceptance of new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; (d) the anticipation that additional agreements will be established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force and the quality of our products versus those otherwise available in Europe and elsewhere; and, (e) management’s belief that gross margins will improve from second quarter fiscal 2008 levels during the remainder of fiscal 2008, which depends on the Company’s success in achieving timely cost reductions and price adjustment and is subject to variations in product and customer mix and our product costs, including materials and transportation costs.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 15

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 16

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth elsewhere in this report, you should carefully consider the “Risk Factors” discussed in Part I, Item 1A (Risk Factors) of the Company’s Form 10-K for the period ended June 30, 2007 and in Part II, Item 1A (Risk Factors) of the Company’s Form 10-Q for the period ended September 30, 2007. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Item 4. Submission of Matters to a Vote of Security Holders
On October 30, 2007, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,074,325 shares which was 84.6% of the issued and outstanding 2,452,291 shares, which exceeded the 33—1/3 percent required for a quorum.
The order of business submitted for vote at the meeting was to (i) establish the size of the Board of Directors for the ensuing year to be set at five (5), and (ii) to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2008.
Shares voting for the resolution to set the number of directors at five (5) totaled 2,067,102, with 7,223 voting against or abstaining.
The second resolution to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2008 was approved by shares voting for the resolution totaling 2,071,327, with 2,998 voting against or abstaining.
Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 17

SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2008
Zareba Systems, Inc.
	By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, December 31, 2007	page 18