Form 10-Q
period 2008-03-31
ZAREBA SYSTEMS INC
filed 2008-05-09
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common Stock on May 5, 2008 was 2,465,696.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share amounts)	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$531	$1,614
Accounts receivable, net	4,177	7,671
Inventories	7,634	6,503
Other current assets	1,244	1,227
Current assets of discontinued operations	—	729

Total current assets	13,586	17,744

Property, plant and equipment, net	2,792	3,150

Other assets
Goodwill	6,580	6,616
Trademarks	2,679	2,686
Customer relationships, net	1,179	1,447
Other, net	405	230

Total other assets	10,843	10,979

TOTAL ASSETS	$27,221	$31,873

Current liabilities
Accounts payable	$3,564	$4,712
Accrued liabilities	1,809	2,419
Income taxes payable	439	207
Current maturities of long-term debt	1,093	6,326
Current liabilities of discontinued operations	—	123

Total current liabilities	6,905	13,787

Deferred income taxes	993	1,096
Other long-term liability	175	—
Long-term debt, less current maturities	3,249	2,269

Total liabilities	11,322	17,152

Stockholders’ equity
Undesignated shares as of March 31, 2008 and June 30, 2007, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of March 31, 2008 and June 30, 2007, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of March 31, 2008 and June 30, 2007, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,465,696 and 2,452,291shares, respectively	25	25
Additional paid-in capital	2,320	2,133
Accumulated other comprehensive income:
Foreign currency translation adjustment	350	488
Retained earnings	13,204	12,075

Total stockholders’ equity	15,899	14,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,221	$31,873

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands, except per share data)	2008	2007	2008	2007

Net sales	$7,074	$8,678	$22,770	$23,253
Cost of goods sold	4,963	5,891	16,139	15,819

Gross profit	2,111	2,787	6,631	7,434
Operating expenses
Selling, general and administrative	2,366	2,143	7,162	6,298
Research and development	303	309	939	932

Total operating expenses	2,669	2,452	8,101	7,230

Income (loss) from operations	(558)	335	(1,470)	204

Other income (expense), net
Interest income	6	10	28	24
Interest expense	(86)	(193)	(297)	(581)
Other income (expense), net	(101)	(84)	(162)	(164)

Income (loss) before income taxes	(739)	68	(1,901)	(517)
Income tax provision (benefit)	(250)	25	(646)	(186)

Income (loss) from continuing operations	(489)	43	(1,255)	(331)
Gain from discontinued operations, net of tax	—	67	13	165
Gain from sale of subsidiary, net of tax	—	—	2,546	—

Net income (loss)	$(489)	$110	$1,304	$(166)

Income (loss) from continuing operations per common and common equivalent share:
basic	$(0.20)	$0.02	$(0.51)	$(0.14)
diluted	$(0.20)	$0.02	$(0.51)	$(0.14)
Gain from discontinued operations per common and common equivalent share:
basic	$—	$0.03	$0.01	$0.07
diluted	$—	$0.03	$0.01	$0.07

Gain from sale of subsidiary per common and common equivalent share:
basic	$—	$—	$1.04	$—
diluted	$—	$—	$1.04	$—

Net income (loss) per common and common equivalent share:
basic	$(0.20)	$0.05	$0.53	$(0.07)
diluted	$(0.20)	$0.04	$0.52	$(0.07)

Weighted average number of shares outstanding
basic	2,464,212	2,432,341	2,456,236	2,427,268
diluted	2,464,212	2,473,124	2,456,236	2,427,268
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months
	ended March 31,
(In thousands)	2008	2007

Cash flows provided by (used in) operations:
Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$1,304	$(166)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	843	976
Gain on sale of subsidiary	(2,546)	—
Loss on disposal of plant and equipment	9	—
Stock-based compensation expense	134	23
Deferred income taxes	(216)	(73)
Changes in assets and liabilities:
Accounts receivable, net	3,490	1,942
Inventories	(1,197)	(21)
Other assets	(461)	(104)
Accounts payable and accrued expenses	(3,056)	(1,490)

Net cash provided by (used in) operations	(1,696)	1,087

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(167)	(86)
Acquisition of business, net of assets acquired	—	(11)
Proceeds from sale of subsidiary	5,000	—

Net cash provided by (used in) investing activities	4,833	(97)

Cash flows provided by (used in) financing activities:
Net advances (payments) on short-term borrowings	—	(300)
Net proceeds from long-term debt – revolving credit facility	2,748	—
Proceeds from sale of common stock	53	31
Payments on non-compete liability	—	(250)
Payments of debt issue costs	(40)	—
Payments on long-term debt	(6,987)	(1,110)

Net cash provided by (used in) financing activities	(4,226)	(1,629)
Effect of exchange rate changes in cash	6	98

Net increase (decrease) in cash and cash equivalents	(1,083)	(541)
Cash and cash equivalents — beginning of period	1,614	1,414

CASH AND CASH EQUIVALENTS — END OF PERIOD	$531	$873

Supplemental Schedule of Non-Cash Activities
Long-term liability recorded for adoption of FIN 48 (See Note 8)	$175	—
Change in deferred income taxes and income tax payable related to other comprehensive income	96	—
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
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
The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income (loss) per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Nine months
	ended March 31,		ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income (loss)	$(489)	$110	$1,304	$(166)
Denominator:
Weighted average common shares outstanding-basic	2,464,212	2,432,341	2,456,236	2,427,268
Dilution associated with the company’s stock-based compensation plans	—	40,783	—	—

Weighted average common shares outstanding-diluted	2,464,212	2,473,124	2,456,236	2,427,268

Net income (loss) per common share-basic	$(0.20)	$0.05	$0.53	$(0.07)
Net income (loss) per common share-diluted	$(0.20)	$0.04	$0.53	$(0.07)

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	87,300	—	87,300	145,800
Stock options with exercise prices greater than the average market price of the common shares for those periods	222,525	250,875	222,525	250,875
2. Comprehensive Income (loss)
The components of comprehensive income (loss), net of related tax, for the three and nine months ended March 31, 2008 and 2007 were as follows:

	Three months		Nine months
	ended March 31,		ended March 31,
(In thousands)	2008	2007	2008	2007

Net income (loss)	$(489)	$110	$1,304	$(166)
Foreign currency translation adjustment	(90)	90	(138)	452

Comprehensive income (loss)	$(579)	$200	$1,166	$286

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 6

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $96,000 of related compensation expense, or $60,000 net of tax or $0.02 per basic and diluted share, to the gain on sale of subsidiary during the first quarter of fiscal 2008 as a result of accelerated vesting of certain options upon closing of the transaction. We also recorded $13,000 and $38,000 of related compensation expense, all to general and administrative expense, for the three and nine months ended March 31, 2008, respectively as compared to $8,000 and $23,000 for the respective comparable periods in the prior year. The related tax benefit from recording this non-cash general and administrative expense was $5,000 and $14,000, and the net compensation expense to operations was $8,000, or $0.00 per basic and diluted share, and $24,000, or $0.01 per basic and diluted share, for the three and nine months ended March 31, 2008, respectively. The related tax benefit from recording this non-cash general and administrative expense was $3,000 and $9,000, and the net compensation expense to operations was $5,000, or $0.00 per basic and diluted share, and $14,000, or $0.01 per basic and diluted share, for the three and nine months ended March 31, 2007. As of March 31, 2008, a total of $678,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding, including $639,000 of unrecognized compensation costs related to performance-based vesting stock options that in management’s current best estimate are not likely to vest and will be cancelled prior to vesting. The remaining balance of $39,000 of unrecognized compensation expense is expected to be recognized within the next four years.
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
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. No options were granted during the three and nine months ended March 31, 2008. The weighted average fair value of options granted during both the three and nine months ended March 31, 2007 was $3.38, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 73.07%, a risk-free interest rate of 4.38% and expected option lives of 3 years.
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
Option activity under both plans during the nine months ended March 31, 2008 were as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2007	362,100	$6.48
Granted	—	—
Exercised	4,500	$3.83
Forfeited	47,775	$5.70

Options outstanding, March 31, 2008	309,825	$6.63	$56,623

Exercisable, March 31, 2008	113,825	$4.39	$56,623

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 7

As of March 31, 2008, the options outstanding have a weighted average remaining contractual life of 6.0 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.67 to $3.83	66,150	2.2 years	$2.90	66,150	$2.90
$4.00 to $5.90	51,150	4.6 years	$5.17	21,150	$4.12
$6.71 to $8.47	192,525	7.6 years	$8.31	26,525	$8.31

$2.67 to $8.47	309,825	6.0 years	$6.63	113,825	$4.39
4. Inventories
Inventories consisted of the following.

	March 31,	June 30,
(In thousands)	2008	2007
	(Unaudited)
Raw materials	$2,414	$2,024
Finished goods	5,220	4,479

TOTALS	$7,634	$6,503

5. Goodwill and Intangible Assets
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three and nine months ended March 31, 2008 were $83,000 and $256,000, respectively, compared to $83,000 and $265,000 in the respective comparable periods ended March 31, 2007.
At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge. Foreign currency translation adjustments comprise the change in goodwill for the periods presented.
If circumstances change, the estimates of fair value will also change and could necessitate impairment charges that reduce the carrying value of goodwill. Management considered whether the loss from continuing operations constituted a triggering event to assess impairment of goodwill and/or identifiable intangible assets, however, based on the seasonality of the Company's sales cycle and growth initiatives, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future. Thus management believes a triggering event has not occurred. The Company is in the process of evaluating its forward projections and growth initiatives in light of the current economic conditions which are scheduled to be completed in the fiscal fourth quarter. If any impairment is identified, the related adjustment to goodwill and/or other identifiable intangible assets will be recorded against fourth quarter operations, and could be material.
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility at March 31, 2008 was $2.7 million. The effective interest rate at March 31, 2008 was 4.25 percent, and the average effective interest rate for the three and nine months then ended was 5.22 percent and 6.23 percent, respectively.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 8

the base rate with a five-year term. On March 31, 2008, the effective interest rate was 7.03 percent and the average effective interest rate for the three and nine months then ended was 7.51 percent and 7.74 percent, respectively, versus 7.19 percent and 6.98 percent, respectively, for the same periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at March 31, 2008 was £0.8 million, or approximately $1.6 million.
The following table summarizes the debt outstanding:

United States Bank Debt as of
	March 31,	June 30,
(In thousands)	2008	2007

Note payable to bank	$2,748	$6,211
Other	3	4

	2,751	6,215
Less current maturities and short-term borrowings	(1)	(5,275)

Total	$2,750	$940

United Kingdom Bank Debt as of
	March 31,	June 30,
(In thousands)	2008	2007

Note payable to bank	$1,591	$2,380
Less current maturities and short-term borrowings	(1,092)	(1,051)

Total	$499	$1,329

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
The gain on the sale of WMS recorded in the first quarter of fiscal 2008 was calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (estimated rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Assets and liabilities of WMS at June 30, 2007 were as follows:

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 9

(In thousands)

Accounts receivable, net	$259
Inventories	454
Other current assets	16

Current assets of discontinued operations	729

Property and equipment, net	19

Other assets of discontinued operations	19

Accounts payable	63
Accrued compensation and other liabilities	60

Current liabilities of discontinued operations	$123

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 10

Condensed consolidated statements of operations for WMS for three and nine months ended March 31, 2008 and 2007 are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Net sales	$—	$561	$142	$1,586
Gross profit	—	316	79	904
Selling, general and administrative	—	151	47	497
Research and development	—	61	11	149
Income tax provision	—	37	8	93
Gain from discontinued operations, net of tax	$—	$67	$13	$165
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
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At March 31, 2008, the balance of unrecognized tax benefits is unchanged from the adopted balance of $175,000. The March 31, 2008, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company is subject to income taxes in the U.S. Federal jurisdiction, Minnesota, and the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years ended before June 30, 2005.
The Company is not currently under examination by any taxing jurisdiction.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued $12,201 for the payment of interest and penalties as of July 1, 2007, the date of adoption.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 11

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
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) experienced decrease in net sales of 18% and 2% to $7.1 million and $22.8 million, respectively, for the third quarter and first nine months of fiscal year 2008, ended March 31, 2008, versus net sales of $8.7 million and $23.3 million for the comparable periods of the prior year. Net sales decreased across all areas of the business, with the largest decrease occurring in electric fencing systems in North America and the UK. Unfavorable weather leading to late spring seasons in both the North American and UK markets and the adverse economic environment in the US market were the primary contributors to this decline in sales.
Loss from continuing operations was $1,255,000, or $0.51 per basic and diluted share, for the nine months ended March 31, 2008, compared to a loss from continuing operations of $331,000, or $0.14 per basic and diluted share in the same period of the prior year. The increase in loss from operations over the prior year resulted from the combination of lower sales revenues, lower gross margins, and increased operating expenses associated with newer products.
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

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 12

agreements with other distributors to sell both electric fencing and its patent-pending Guard Tower® product lines in various countries around the world.
Products comprising the automatic gate opener systems and accessories targeting the Do-It-Yourself (traditional) Zareba market are sold through existing retail channels in North America and the UK, often to the same customer that purchased products of the traditional Zareba product line. During the second half of fiscal 2007, the Company further expanded its product offerings and began shipping a new family of professional series automatic gate openers available to the professional installer distribution channels.
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
Results of Continuing Operations
Net sales for the three months ended March 31, 2008 were $7.1 million, compared to $8.7 million for the comparable period of the prior year, for a decrease of 18%. Net sales for the nine months ended March 31, 2008 were $22.8 million, a decrease of 2% from $23.3 million for the comparable period of the prior year. The fiscal quarter and year-to-date sales decreases were spread across the major product lines;: electric fencing systems, automatic gate openers and perimeter security systems. The unexpectedly sharp decrease in the current year quarterly sales resulted from a combination of seasonally lower sales in the UK and North American markets, and the adverse economic environment in the US. Continued adverse economic and/or weather conditions in the primary markets we serve may further inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year as compared to fiscal 2007.
Gross margins for the three and nine months ended March 31, 2008 were 29.8% and 29.1%, respectively compared to 32.1% and 32.0% for the respective periods in the previous year. The year to year decreases resulted from factors including a higher concentration of sales to lower margin customers, higher concentration of sales of certain lower margin electric fencing system and automatic gate opener products, and lower margins related to the production ramp up of the professional series of automatic gate opener products. Management expects actions it has recently taken and plans to take to improve margins through cost reductions and price increases will improve margins in the fourth quarter of fiscal 2008 from the third quarter levels.
Selling, general and administrative expenses were $2.4 million and $7.2 million, respectively, for the three and nine months ended March 31, 2008 compared to $2.1 million and $6.3 million, respectively, in the prior year. Costs related to expanded sales and marketing activities supporting the automatic gate openers and perimeter security products in both North America and the UK made up the majority of the increase. In addition, third quarter fiscal 2008 general and administrative costs increased as the Company prepared for compliance with additional provisions of the Sarbanes-Oxley Act by the end of fiscal 2008. Management expects to continue to invest in selling, general and administrative expenses toward the growth of the newer product lines, adjusting variable spending based upon projected sales and gross profit levels throughout the remainder of the fiscal year.
Research and development expenses were $303,000 and $939,000, respectively, for the three and nine months ended March 31, 2008 versus $309,000 and $932,000, respectively, for the same period in the prior year. Current year expenditures are directed toward new product development and Zareba Systems automatic gate openers and perimeter security systems as well as continued product enhancements of existing electric fencing systems products. The Company’s long-term investments are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s term debt to finance the Rutland acquisition, was $86,000 and $297,000, respectively, for the three and nine months ended March 31, 2008 compared to $193,000 and $581,000, respectively, in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt from the proceeds of the sale of WMS, and the lower interest rate under the new credit facility.
Losses from continuing operations of $489,000 or $0.20 per basic and diluted share and $1,255,000, or $0.51 per basic and diluted share, respectively, for the three and nine months ended March 31, 2008 compared to income from continuing operations of $43,000, or $0.02 per basic and diluted share and loss from continuing operations of $331,000, or $0.14 per basic and diluted share, respectively for the three and nine months ended March 31, 2007. Lower sales revenues

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 13

and gross margins and increased investments in growth initiatives were the primary reasons for the increased losses in the current year.
Results of Discontinued Operations, Gain from the Sale of Subsidiary and Net Income
Gain from discontinued operations, net of tax was $13,000, or $0.01 per basic and diluted share for the nine months ended March 31, 2008, versus $67,000, or $0.03 per basic and diluted share and $165,000, or $0.07 per basic and diluted share, respectively for the three and nine months ended March 31, 2007, reflecting the net results of the WMS operations for the respective periods prior to the sale of WMS on August 1, 2007.
Gain from sale of subsidiary, net of tax was $2.5 million, or $1.04 per basic and diluted share for the nine months ended March 31, 2008, reflecting that sale of the WMS subsidiary on August 1, 2007.
Net loss for the third quarter of fiscal 2008 was $489,000, or $0.20 per basic and diluted share, versus net income of $110,000, or $0.05 per basic and $0.04 per diluted share in the same period of the previous year, reflecting the differences in results from continuing and discontinued operations. Net income for the nine months ended March 31, 2008 was $1,304,000, or $0.53 per basic and diluted share, compared to net loss of $166,000, or $0.07 per basic and diluted share in the same period of fiscal 2007, reflecting the differences in results from continuing and discontinued operations and the gain from the sale of WMS.
Liquidity and Capital Resources
The Company’s cash and working capital balances at March 31, 2008 were $0.5 million and $6.8 million, respectively, as compared to $1.6 million and $4.0 million at June 30, 2007. The increase in working capital resulted primarily from the reduction of debt, much of which had been classified as current at June 30, 2007, from the proceeds from the sale of WMS.
Accounts receivable decreased to $4.2 million at March 31, 2008 from $7.7 million at June 30, 2007 reflecting the seasonality of our sales. Inventories increased to $7.6 million at March 31, 2008, versus $6.5 million at June 30, 2007, reflecting preparation for projected fiscal fourth quarter seasonal demand.
Capital expenditures were $167,000 in the first nine months of fiscal 2008 versus $86,000 in same period of the prior year, and were used primarily for manufacturing and computer equipment and purchases of new product tooling. The Company expects total capital expenditures for fiscal 2008 to be approximately $0.5 million, with the additional expenditures primarily related to a specific business opportunity.
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement will bear interest at either a base rate minus 1.0 percent to 0 percent, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent, based upon financial performance. The outstanding balance under this revolving credit facility at March 31, 2008 was $2.7 million. The effective interest rate at March 31, 2008 was 4.25 percent, and the average effective interest rate for the three and nine months then ended was 5.22 percent and 6.23 percent, respectively.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On March 31, 2008, the effective interest rate was 7.03 percent and the average effective interest rate for the three and nine months then ended was 7.51 percent and 7.74 percent, respectively, versus 7.19 percent and 6.98 percent, respectively, for the same periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at March 31, 2008 was £0.8 million, or approximately $1.6 million.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 14

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

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 15

indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.
Under SFAS No. 142, the Company currently evaluates goodwill and indefinite lived intangible assets (trade names) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would reduce the fair value of an entity below its carrying value. The Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate impairment charges that reduce the carrying value of goodwill. Management considered whether the loss from continuing operations constituted a triggering event to assess impairment of goodwill and/or identifiable intangible assets, however, based on the seasonality of the Company's sales cycle and growth initiatives, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future. Thus management believes a triggering event has not occurred. The Company is in the process of evaluating its forward projections and growth initiatives in light of the current economic conditions which are scheduled to be completed in the fiscal fourth quarter. If any impairment is identified, the related adjustment to goodwill and/or other identifiable intangible assets will be recorded against fourth quarter operations, and could be material.
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
In accordance with SFAS 123(R), the Company has reviewed the performance requirements of the performance-based stock options granted to certain executives and determined that none of the performance-based options should be assumed to vest until greater certainty exists based on the performance measures. Therefore, the Company has not recorded the compensation cost associated with these options as the performance conditions are not likely to be achieved. A change in expected vested options could have a material impact on results of operations.
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility and cash proceeds from the sale of the WMS subsidiary, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) growth in fiscal fourth quarter demand and growth in Zareba Systems’ sales generally and as a result of its new products, including sales within the corrections marketplace, and the expectation that the new family of professional series automatic gate openers available to the professional installer distribution channels will offer market growth opportunities, which depend on the cost and success of the Company’s development efforts and new products, customer acceptance of new products, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) that the demand for customized electronic perimeter security systems will increase, which depends on the quality of the product offerings, the effectiveness of our sales force, the need and perceived need for increased security in the markets we serve, and competition from other suppliers; (d) the anticipation that additional agreements will be

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 16

established with other distributors following the recently obtained agreement with a key distributor in the UK, which depends on the effectiveness of our sales force and the quality of our products versus those otherwise available in Europe and elsewhere; and, (e) management’s belief that gross margins will improve from third quarter fiscal 2008 levels during the remainder of fiscal 2008, which depends on the Company’s success in achieving timely cost reductions and price increases, and customer acceptance of those price increases, and is subject to variations in product and customer mix and our product costs, including materials and transportation costs.
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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 17

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
Item 5. Other Information
On February 25, 2008, the Company entered into a lease amendment agreement (Agreement) with Plymouth Properties Realty LLC, to extend the term of the lease of approximately 6,895 square feet for the Company’s corporate headquarters and office space located in Plymouth Minnesota. The Agreement was effective February 1, 2008.
Item 6. Exhibits

10.1*	Third Amendment to Lease Agreement with Plymouth Properties Realty LLC, dated February 25, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 18

SIGNATURES
In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2008

Zareba Systems, Inc.
By:	/s/ Jerry W. Grabowski
Jerry W. Grabowski
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, March 31, 2008	page 19