Form 10-K
period 2008-06-30
ZAREBA SYSTEMS INC
filed 2008-09-26
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended June 30, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the Company’s most recently completed second fiscal quarter was $7,684,478.
The number of shares outstanding of the Company’s Common Stock on September 5, 2008 was 2,465,696.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instructions G(3), the responses to items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 3, 2008.

PART I
Item 1. Business
A. Business Development
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) designs, manufactures and markets electronic perimeter fence and access control systems, operating in one world-wide business segment. Zareba has three subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc. and Zareba Systems of Canada LTD.
The Company was incorporated in Minnesota in 1960, originally providing medical products to niche markets. The Company has since expanded primarily through business acquisitions and evolved into the leading supplier of electric fencing systems in North America and the UK.
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
On September 27, 2004, through its newly formed subsidiary, Zareba Systems Europe Limited (Zareba Systems Europe), Zareba acquired Rutland Electric Fencing Company Ltd. (Rutland), a manufacturer and distributor of electronic fencing equipment located in Oakham, United Kingdom (UK) pursuant to a stock purchase agreement. Under the brand names Rutland Electric Fencing, Electric Shepherd®, and Induced Pulse® (IP), Zareba Systems Europe’s products include insulators, fence energizers, high tensile fencing, polypropylene (poly) wire, rope and tape and security fencing. Zareba Systems Europe continues the former Rutland operations in its existing Oakham, England and Brechin, Scotland facilities. The acquisition of Rutland allowed Zareba to gain an entry into the UK, Europe, and the Middle East markets, as well as expand distribution of Rutland Electric Fencing products in the U.S.
On May 1, 2006, Zareba Security Inc. was established as a wholly-owned subsidiary of Zareba for the purpose of separating the security product line from the Company’s other product lines.
On August 1, 2007, the Company completed the sale of the Company’s Waters Medical Systems, Inc., (WMS) subsidiary to a third party for $5 million in cash, resulting in approximately $3.3 million cash proceeds net of tax and transaction costs. Cash proceeds from the sale were used to reduce borrowing under the Company’s credit facility. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and had operated in a separate business segment of the Company.
In June 2008, Zareba discontinued its professional series automatic gate opener (PS AGO) product line and commenced efforts to sell the related assets and eliminate personnel and support costs associated with the product line.
Included in discontinued operations for all periods presented are Zareba’s PS AGO product line and its WMS subsidiary. The Company now operates in one business segment. All references to the business are based on results of operations from continuing operations.
At June 30, 2008, the Company recorded a non-cash goodwill impairment charge of $6.3 million relating to all of the goodwill from these acquisitions, reducing net book value by the same amount. The impairment resulted from the decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets, and was recorded as required by SFAS 142 in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.

B. Business of Issuer
Zareba Systems designs, manufactures and sells electronic perimeter fence and access control systems in both North America and the United Kingdom. These products are used for the control, containment and deterrent of animals, including horses and livestock in agricultural application, and small animals in lawn and garden applications, including the hobby farm market. These products are also used in perimeter security applications to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. An electronic perimeter fence system consists of an alternating current (also referred to as “AC”), direct current (also referred to as “DC”) or solar energizer, insulators for the fence posts, poly wire, tape and rope, and a wide range of hardware and accessories.
Zareba also offers a line of electronic automatic gate openers designed to open gates safely from a distance, such as from a vehicle, marketed primarily for various agricultural, hobby farm and residential applications. These products open gates from a distance using a radio frequency transmitter signal and battery backed-up motors to swing open various styles of gates allowing access to secured property. In addition, Zareba Systems offers the patented Guard Tower® perimeter fence security system and the patent-pending rapid pulse energizer system designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of security applications. Potential applications include airports, oil refineries, remote utility sites, high value storage sites, correctional facilities as well as other commercial or government properties.
In North America, Zareba Systems primarily sells to major retail merchandisers through direct sales personnel and independent representatives under written agreements in the “Do It Yourself” (DIY) hobby farm and hardware markets. Zareba Systems’ business is seasonal, with peak customer demand occurring in the spring and summer months. In the United Kingdom, Zareba Systems sells directly to dealers through direct sales personnel and delivers products with its factory owned tractor/trailer system. Zareba’s perimeter security products are sold through system integrators and installers throughout North America and the UK. Backlog is not significant in the operations since most orders are filled within days after receipt of a purchase order.
The market for electronic perimeter fence systems is competitive, with several global manufacturers vying for market share. By providing a fully integrated line of products, Zareba Systems considers itself the largest supplier of electronic perimeter fence systems in North America and the United Kingdom. In fiscal year 2008, one Zareba Systems customer that accounted for sales of greater than 10% of the Company’s total sales. Sales to this customer totaled $7.4 million.
Zareba Systems made no significant electric fence system sales directly to governmental agencies, and therefore no governmental contracts are subject to renegotiation. Raw materials used in the production of electronic perimeter fence system products are generally available from a number of suppliers.
Zareba Systems has several patents, including on its (i) Apparatus and Method for Control of Electric Fence, issued August 4, 2003; (ii) Animal Containment System having a dynamically changing perimeter which was filed in February 2002; (iii) combined front panel and mount for an electric fence insulator filed in September 1992; (iv) direct capacitive discharge electric fence controller filed in March 1997; (v) electric fence charger filed in September 1992; (vi) types of electric fence insulators filed in October 1990, August 1989 and October 2001; (vii) fence post assembly, portable fencing system and method filed in September 2000; (viii) fence post cap insulator filed in December 1996; (ix) fence strand retainer clip for fence posts filed in September 1997; (x) front panel for an electric fence insulator filed in April 1989; and (xi) insulator for the backside of a t-post filed in May 1998. Each of the patents has a 20 year duration from filing. Zareba has several other patent applications pending related to its electric fencing systems. There is no assurance that Zareba’s patents and rights to patents will afford the Company any competitive advantage.
Zareba Systems has the following trademarks registered in the United States: American Farmworks & Design, Blitzer, Bulldozer, Captivator, Electric Shepherd, Electro-line, Ezee Corral, Garden Protector, Guard Tower, Hol-dem, Horse Sense Electric Fence System, Hot Spark, International, One Stop Fencing and Design, Pet Controller, Red Snap’r & Design, Rutland Professional Products, Snap Fast, Super Charger, Tarantula, The Horse Fence That Makes Sense, Zareba, Zareba Security, and Zareba Systems.
It has also registered the following trademarks in Australia, New Zealand, Canada and the European Union: Horse Sense Electric Fence System, The Horse Fence That Makes Sense, and Red Snap’r. Zareba also has a registered trademark for Zareba in the European Union.
During fiscal years 2008 and 2007, Zareba spent $1.1 million and $1.0 million for research and development projects, respectively.
As of June 30, 2008, Zareba and its subsidiaries had a total of 134 employees, with 124 full-time employees, as compared to a total of 142 employees, with 134 full-time employees the prior year.

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
Our operating results have been inconsistent and we have reported a loss from continuing operations in two of the past three years. The Company has made significant investments in development of new products and market channels over the past few years, coinciding with integrating a significant business acquisition. These initiatives combined with other market factors have adversely impacted our profitability and caused us to report an operating loss in two of the past three years. Continued fluctuation in our operating results could detrimentally affect the Company’s financial condition and may cause the market price of our common stock to decline.
Changes in the economic climate in our major markets and the volatility of oil and natural gas prices could adversely impact our business. Our business is impacted by the current uncertainty in the economic climates of the geographic areas in which we operate, primarily the US and UK markets. A protracted downturn in the economy in one or both of these markets could reduce the amount of funds our end customers have available for purchases of our products. Additionally, our product costs, including materials and transportation costs, are adversely impacted by increased oil and natural gas prices. Increased market prices of oil and natural gas could reduce our profits to the extent that we are not able to fully and timely pass these costs through to our customers. The current uncertainty surrounding the economic climate in the US and the increased prices for oil and natural gas throughout the world, if sustained, may detrimentally impact our business.
We are exposed to risks associated with acquisitions and investments. We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:
•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	failure to commercialize purchased technology; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.
Additionally, such acquisitions or investments may result in immediate charges to operating results. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.
Reliance on a significant customer. In each of fiscal years 2008 and 2007 we had one significant customer that accounted for approximately 21% of net sales. We anticipate, but cannot assure, that this customer will continue to be significant in fiscal 2009. The loss of, or a significant decrease in sales to, this customer could have a material adverse effect on the Company’s financial condition and results of operation.
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
Substantial operations in foreign markets. Zareba has foreign subsidiaries in Canada and the United Kingdom and generated approximately 29% of its net sales from outside North America for fiscal year 2008. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control. Additionally, managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.
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
We have experienced significant volatility in our stock price. A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of many small-capitalized companies, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last two fiscal years the price of our common stock has ranged from $1.75 to $7.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and seasonal nature of the markets we serve, our significant customer concentration and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Recently enacted and future changes in securities laws and regulations have increased our costs. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating challenges for all publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to meet and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the required assessment of our internal controls over financial reporting has required, and is expected to increasingly require the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
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
We have a new President and Chief Executive Officer and may experience instability in the short term as a result. In June 2008, Dale A. Nordquist became our President and Chief Executive Officer. While Mr. Nordquist was previously one of our independent directors, he lacks long-term executive experience with us. We may experience instability in the short term as Mr. Nordquist becomes integrated into our Company as an executive. Competition for qualified employees is intense and the loss of service of Mr. Nordquist or any of our executive officers could delay or curtail our development and financial objectives.

Item 2. Properties
Zareba owns a 64,000 square foot facility in Ellendale, Minnesota that houses its manufacturing and support functions. In connection with the Company’s credit facility , the building and land are subject to a Negative Pledge Agreement in favor of JPMorgan Chase Bank, N.A. The Company currently leases 6,895 square feet of office space in a Plymouth, Minnesota, office complex for its corporate headquarters. The lease extends through March 31, 2011, and requires a monthly payment of approximately $5,300.
Zareba Systems Europe leases certain facilities in the UK for its manufacturing and distribution operations. The UK leases vary in term, with the principal facility lease commencing on September 22, 2004 and continuing for a twenty-five year period. The lease provides for an early termination election every five years upon six months written notice, the first of which occurs September 22, 2009. The combined monthly lease rate for the UK facilities as of fiscal year end 2008 was approximately $30,000.
Zareba believes that its current facilities are adequate to meet its business needs and that insurance coverage on its properties is adequate.
Item 3. Legal Proceedings
Zareba did not have any legal proceedings during fiscal years 2008 and 2007 that were outside of routine litigation, incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Zareba’s shareholders during the fourth quarter of fiscal year 2008.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Zareba’s common stock is traded on the NASDAQ Capital Market under the symbol ZRBA.

Stock Price	High	Low

FY2008
First Quarter	$7.99	$5.33
Second Quarter	$6.70	$4.23
Third Quarter	$5.93	$3.76
Fourth Quarter	$4.45	$2.20
FY2007
First Quarter	$6.74	$1.75
Second Quarter	$6.74	$4.33
Third Quarter	$6.58	$4.01
Fourth Quarter	$7.16	$4.06
Shareholders
As of September 11, 2008 Zareba had approximately 430 shareholders of record.
Dividend Summary
Zareba elected to retain cash for investment in the Company’ growth and did not pay a dividend in fiscal 2008 or 2007. The Board of Directors periodically reviews its dividend policy to determine if changes are warranted.
Equity Compensation Plan Information
The following table sets forth certain information regarding outstanding options to purchase Common Stock as of June 30, 2008:

			Number of securities
			remaining available for
	Number of securities to	Weighted average exercise	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
The 1995 Plan	87,300	$3.20	—
The 2004 Plan	72,525	$4.96	477,475
The ASP Plan	—	—	191,325
Equity compensation plans not approved by security holders:
None	—	—	—

	159,825	$3.99	688,800

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
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) operating results for fiscal 2008 reflect several events and factors that impacted its operations throughout the year. These include:
•	A decrease in net sales of 2.7% to $34.6 million in fiscal 2008 versus the previous year, primarily due to:
o	the impact of the pronounced economic downturn in the US, and to a lesser extent in the UK, its primary markets

o	the impact of a large security system order in fiscal 2007 that did not reoccur in fiscal 2008

o	the late spring in North America and the UK, which delayed the buying season for our fencing systems
•	A decrease in gross margins due to higher material costs and product mix

•	Selling, general and administrative charges related to changes in executive management and non-cash charges for cancellation of non-vested options

•
A non-cash goodwill impairment charge of $6.3 million (non-tax deductible), recorded in the fourth quarter of fiscal 2008, resulting from the decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets, recorded as required by SFAS 142 during the step 2 process in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.

•	A gain on the sale of the Company’s Waters Medical Systems, Inc., (WMS) subsidiary of $2.5 million, net of tax

•	Losses associated with the discontinuance of the Company’s professional series automatic gate opener (PS AGO) product line

•	The reduction of nearly $4 million of bank debt, and increased working capital primarily as a result of the proceeds from the sale of the WMS subsidiary
Overview
Zareba Systems, Inc. designs, manufactures and markets electronic perimeter fence and access control systems, operating in one world-wide business segment. Zareba has three subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc. and Zareba Systems of Canada LTD.
Originally a medical products company serving small niche markets, the Company expanded primarily through business acquisitions and evolved into the leading supplier of electric fencing systems in North America and the UK. The acquisition of North Central Plastic, Incorporated (NCP) in fiscal 2002 enabled the Company to expand its electric fencing systems distribution and product offerings in North America. The acquisition of Rutland Electric Fencing Company, Ltd. expanded the Company’s presence into Europe and established the Company in the security products market.
The Company has also launched organic growth initiatives to leverage both its distribution channels and electric fencing systems technology. In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries of its Guard Tower® perimeter fence security system in fiscal 2006 and initial deliveries if its patent-pending rapid pulse energizer system in fiscal 2007 The Company continues to work to establish its non-lethal electric fencing and its patented Guard Tower® product lines in targeted market applications, primarily through its US and UK sales channels.
Products comprising the automatic gate opener systems and accessories targeting the Do-It-Yourself (traditional) Zareba market are sold through existing retail channels in North America and the UK, often to the same customer that purchased products of the traditional Zareba product line. During the second half of fiscal 2007, the Company began shipping a new family of professional series automatic gate openers (PS AGO) available to the professional installer distribution channels, targeting market growth opportunities. In response to changing market and competitive conditions, the Company discontinued the sales of the PS AGO products in June 2008 and commenced efforts to sell the product line. This decision will allow the Company to focus more on the

Company’s core products and established distribution channels, while continuing to evaluate and develop its perimeter security products initiative.
In August 2007, the Company completed the sale of the Company’s Waters Medical Systems, Inc., (WMS) subsidiary, exiting the medical products market. In the years prior to the sale, WMS had represented a diminishing portion of the Company’s total business and accounted for less than 10% of the Company’s revenue. WMS was no longer compatible with the strategic direction of the Company and the divestiture provided the Company cash while allowing the Company to focus on its single core segment.
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
Results of Continuing Operations
Net sales for fiscal year ended June 30, 2008, decreased 2.7% to $34.6 million compared to $35.5 million in fiscal year 2007. Decreased electric fencing sales in North America and decreased security product sales were partially offset by increased sales in Europe. The decrease in North American fencing systems sales resulted primarily from the impact of the economic downturn in the US and the late spring in North America which delayed the buying season for our fencing systems. The decrease in security product sales is attributed to a large order to a single customer in fiscal year 2007 that was not repeated in fiscal 2008. The difference in the exchange rate of the US dollar to the British pound sterling was the primary reason for the increased sales in Europe. In light of the current economic conditions in its primary markets, the Company does not anticipate significant changes in its revenue levels in fiscal year 2009 as compared to 2008.
Fiscal year 2008 gross margins decreased to 32.2% from 34.0% in fiscal year 2007. Fiscal year 2007 margins benefited from a greater mix of higher margin security product sales. Additionally, increased costs of certain materials, primarily petroleum based products and steel products in fiscal 2008 further contributed to the gross margin decrease from fiscal 2007. The Company implemented sales price increases near the end of fiscal 2008 to offset the impact of recent material cost increases.
Selling, general and administrative expenses were $10.1 million, or 29% of sales, for fiscal year 2008, compared to $9.0 million, or 25% of sales in fiscal years 2007. Approximately $0.4 million of the increase resulted from severance costs associated with executive management changes and $0.3 million were non-cash option cancellation costs under FAS 123(R). The remainder of the increase included increased investments in selling, general and administrative costs in the Company’s European operations and security products, costs associated with administrative personnel changes and costs associated with compliance with Sarbanes-Oxley requirements.
Research and development expense were $1.1 million for fiscal year 2008, compared to $1.0 million in fiscal 2007, and were directed toward product enhancements and agency certification of electric fencing systems and continued product development for perimeter security systems. The Company’s long-term investments are designed to protect and enhance our future financial performance.
The Company recorded a non-cash goodwill impairment charge of $6.3 million (non-tax deductible) in the fourth quarter of fiscal 2008. The goodwill impairment resulted from the decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets, and was recorded as required by SFAS 142 during the step 2 process in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.
Interest expense was $387,000 for fiscal 2008 compared to $844,000 for fiscal year 2007. Decreased debt levels created by the proceeds from the sale of the WMS subsidiary and favorable interest rate movements in the market place and from the Company’s new debt facility in fiscal 2008 were the primary contributors to the decrease in interest expense.
Loss from continuing operations of $7.1 million or $2.90 per basic and diluted share, in fiscal 2008 compared to income of $718,000, or $0.30 and $0.29 per basic and diluted share, respectively in fiscal 2007. The change in operating results for fiscal 2008 versus the prior year resulted primarily from the goodwill impairment charge, lower gross margins and selling, general and administrative charges in fiscal 2008.

Results of Discontinued Operations and Gain from Sale of Subsidiary
Loss from discontinued operations, net of tax was $603,000, or $0.25 per basic and diluted share for fiscal 2008, versus a loss of $108,000, or $0.04 per basic and diluted share for fiscal 2007, reflecting the net results of the PS AGO product line and WMS operations for the respective periods. Gain from sale of the WMS subsidiary, net of tax was $2.5 million, or $1.04 per basic and diluted share in fiscal 2008.
Net Income (Loss)
Net loss for fiscal 2008 was $5.2 million, or $2.11 per basic and diluted share, versus a net income of $610,000, or $0.25 per basic and diluted share for fiscal 2007. The difference resulted primarily from the impact of the goodwill impairment charge, gain from the sale of WMS, lower gross margins and operating costs associated with management changes in fiscal 2008.
Liquidity and Capital Resources
The Company’s cash and working capital balances at June 30, 2008 were $0.6 million and $7.2 million, respectively, as compared to $1.6 million and $4.0 million at June 30, 2007. The increase in working capital resulted primarily from the cash proceeds from the August 2007 sale of the WMS subsidiary used to reduce debt and the classification of $5.0 million of borrowing under the Wells Fargo Business Credit (WF) revolving line. The WF facility, scheduled to mature on September 1, 2007, was classified as a current liability at June 30, 2007, whereas the new line of credit with JPMorgan Chase (Chase), with a scheduled maturity in August 2010, is shown as a long-term liability at June 30, 2008.
Accounts receivable were $8.0 million at June 30, 2008 versus $7.6 million in the prior year, reflecting the timing of shipments and customer payments in the fourth quarter of the respective years. Inventories were $6.1 million at June 30, 2008, versus $6.4 million in the prior year, reflecting the near-term forecasted requirements and timing on shipments at the respective year ends.
Capital expenditures were $0.3 million for fiscal 2008 versus $0.2 million in fiscal 2007, and were used primarily for manufacturing and computer equipment and purchases of new product tooling. Capital expenditures are expected to range from $0.5 to $0.8 million in fiscal 2009.
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the WF facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Facility will bear interest at either a base rate minus 1.0% to 0%, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 2.5%, based upon financial performance. The outstanding balance under the Chase revolving credit facility at June 30, 2008 was $3.4 million at an effective interest rate of 4.0%, as compared to $6.2 million outstanding at an effective rate of 8.75% on the WF credit facility at June 30, 2007. The average effective interest rate for fiscal year 2008 was 5.59% as compared to 8.75% for fiscal year 2007.
Additionally, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125%) above the base rate with a five-year term. On June 30, 2008 and 2007, the effective interest rate was 7.62% and 7.63%, respectively and the average effective interest rate for fiscal year 2008 was 7.26%, versus 7.21% for the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at June 30, 2008 and 2007 was £0.7 million, or approximately $1.3 million and £1.2 million, or approximately $2.4 million, respectively.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, for impairment annually, or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.
Under SFAS No. 142, the Company currently evaluates goodwill and indefinite lived intangible assets (trademarks) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. The Company evaluates goodwill for impairment using the method described in the preceding paragraph and determines the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate additional impairment charges that reduce the carrying value of indefinite lived intangible assets.

At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge. After completing step one of the annual impairment test as of June 30, 2008, the Company determined that the estimated fair value of the Company was less than the net book value, requiring the completion of the second step of the impairment test. Based on the step two of the analysis prepared as of June 30, 2008, the Company determined that the entire amount of goodwill was impaired. Accordingly, the Company reduced goodwill to zero in the fourth quarter of fiscal 2008. See footnote 4 to the consolidated financial statements for additional information.
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 7 to the consolidated financial statements for additional information.
Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 becomes effective for Zareba at the beginning of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS  No. 141 (Revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate after the effective date of the revised standard.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 becomes effective for Zareba at the beginning of fiscal year 2009 and is not expected to have a significant impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 becomes effective for Zareba at the beginning of fiscal year 2009, and its implementation is not expected to have a significant impact on our financial position or results of operations.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facilities, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) the Company’s anticipation that its revenue levels in fiscal year 2009 will not be significantly changed as compared to 2008, which depends on the cost and success of the Company’s development efforts and new products, customer acceptance of new products, the effectiveness of its sales strategies, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; and (c) the Company’s expectation that its capital expenditures will range from $0.5 to $0.8 million in fiscal 2009, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its subsidiaries are included at the end of this report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls
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
In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Limitations on Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Change in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Item 9B. Other Information
Effective June 30, 2008, the Company entered into a Voluntary Cancellation Agreement of Incentive Stock Option Agreement with each of Jeffrey S. Mathiesen, the Company’s Chief Financial Officer, and Donald G. Dalland, the Company’s Vice President, Engineering and Operations. These agreements cancelled an Incentive Stock Option Agreement, dated December 10, 2005, with Mr. Mathiesen to purchase 35,000 shares of Common Stock, and an Incentive Stock Option Agreement, dated October 27, 2005, with Mr. Dalland to purchase 30,000 shares of Common Stock. Management’s best estimate was that these performance-based vesting options were not likely to vest and would expire prior to vesting. In consideration of recent changes to the executive management team and strategic changes, the Company and Messrs. Mathiesen and Dalland determined that the performance measurements, vesting criteria and exercise prices of the stock options were no longer appropriate to provide the intended incentive to the option holders and were therefore cancelled. No consideration was paid or received by the Company or the option holders related to these cancellations.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections entitled “Corporate Governance”, “Setting the Number of Directors and Election of Directors”, “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2008.
Item 11. Executive Compensation
Reference is made to the section entitled “Executive Compensation”, “Employment Contracts and Termination of Employment Arrangements” and “Compensation of Directors” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the sections entitled “Principal Shareholders”, “Management Shareholdings” and “Executive Compensation” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2008.
Item 14. Principal Accountant Fees and Services
Reference is made to the section entitled “Ratification of Independent Registered Public Accounting Firm” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2008.

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

10.1	1995 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.**

10.2	1997 Associates Stock Purchase Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.**

10.3	Amendment No. 1 to 1995 Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2000.**

Number	Description and Reference
10.4
Lease dated January 13, 2004 by and between 1620 Industrial Drive LLC and Waters Instruments, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 2003.

10.5
Credit Facility Letter by and between Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and Bank of Scotland dated September 27, 2004, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2004.

10.6
Stock Purchase Agreement dated September 27, 2004 among Zareba Systems Europe Limited, a wholly-owned subsidiary of Waters Instruments, Inc., and certain individuals, incorporated by reference to Exhibit 2.1 of Form 8-K filed October 1, 2004.

10.7	2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004.**

10.8
Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.9
Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.10
Form of stock appreciation rights agreement currently used under the 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2005.**

10.11	Letter agreement dated October 17, 2005 with Jeff Mathiesen, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended December 31, 2005.**

10.12
Stock Purchase Agreement for the Purchase and Sale of All Outstanding Shares of Capital Stock of Waters Medical Systems, Inc. dated as of July 24, 2007 between the Company and Holding GC, Inc., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 24, 2007

10.13
Revolving Credit Agreement dated as of August 29, 2007 by and between the Company, Zareba Security, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 29, 2007

10.14	Security Agreement dated as of August 29, 2007 by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 29, 2007

10.15
Security Agreement dated as of August 29, 2007 by and between Zareba Security, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 29, 2007

10.16
Revolving Notes dated as of August 29, 2007 by Zareba Systems, Inc and Zareba Securities, Inc. as Borrower and JPMorgan Chase Bank, N.A., as Lender, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 29, 2007

10.17	Stock Pledge Agreement effective August 29, 2007 by and between the Company and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated August 29, 2007

Number	Description and Reference
10.18
Negative Pledge Agreement dated August 29, 2007 by Zareba Systems, Inc. in favor of JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 29, 2007

10.19*	Third Amendment to Lease between Plymouth Properties Realty LLC and Zareba Systems, Inc., dated February 5, 2008

10.20*	Resignation Agreement and Release between the Company and Gerald W. Grabowski, dated June 2, 2008**

10.21*	Resignation Agreement and Release between the Company and W. John Frederick, dated June 27, 2008**

10.22*	Employment Agreement between the Company and Dale A. Nordquist, dated June 30, 2008**

10.23*	Voluntary Cancellation Agreement of Incentive Stock Option Agreement between the Company and Jeffrey S. Mathiesen, dated June 30, 2008**

10.24*	Voluntary Cancellation Agreement of Incentive Stock Option Agreement between the Company and Donald G. Dalland, dated June 30, 2008**

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm -Virchow, Krause & Company, LLP.

24.1*	Power of Attorney for Dale A. Nordquist, Jeffrey S. Mathiesen, William R. Franta, John A. Grimstad, Eugene W. Courtney and Michael Bochert (included on the signature page of this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 26, 2008.

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.
Power of Attorney
Each person whose signature appears below constitutes and appoints Dale A. Nordquist, President, Chief Executive Officer, and Director, and Jeffrey S. Mathiesen, Chief Financial Officer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Dale A. Nordquist Dale A. Nordquist	President, Chief Executive Officer (Principal Executive Officer) and Director	September 26, 2008

/s/ Jeffrey S. Mathiesen Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 26, 2008

/s/ William R. Franta William R. Franta	Director	September 26, 2008

/s/ John A. Grimstad John A. Grimstad	Director and Secretary	September 26, 2008

/s/ Eugene W. Courtney Eugene W. Courtney	Director	September 26, 2008

/s/ Michael L. Bochert Michael L. Bochert	Director	September 26, 2008

Annual report on Form 10-K
Item 8, Item 15(a)(1) and (2)
List of Financial Statements
Years Ended June 30, 2008 and 2007
Zareba Systems, Inc.
Minneapolis, Minnesota

Form 10-K — Item 15(a)(1) and (2)
ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Zareba Systems, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — June 30, 2008 and 2007
Consolidated Statements of Operations — Years ended June 30, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years ended June 30, 2008 and 2007
Consolidated Statements of Cash Flows — Years ended June 30, 2008 and 2007
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Zareba Systems, Inc.
Plymouth, Minnesota
We have audited the accompanying consolidated balance sheets of Zareba Systems, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zareba Systems, Inc. and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. As discussed in Note 1 to the consolidated financial statements, effective July 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
September 25, 2008

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2008	2007

Current assets
Cash and cash equivalents	$633	$1,614
Accounts receivable, net	8,031	7,644
Inventories	6,083	6,403
Other current assets	586	788
Deferred tax assets	526	439
Current assets of discontinued operations	257	856

Total current assets	16,116	17,744

Property, plant and equipment, net	2,628	3,078

Other assets
Goodwill	—	6,616
Trademarks	2,681	2,686
Customer relationships, net	1,098	1,447
Other, net	525	211
Other assets of discontinued operations	—	91

Total other assets	4,304	11,051

TOTAL ASSETS	$23,048	$31,873

Current liabilities
Accounts payable	$4,282	$4,712
Accrued salaries, wages, and other compensation	930	899
Accrued product warranties	529	519
Other accrued liabilities	1,158	1,001
Income taxes payable	676	207
Current maturities of long-term debt and non-compete agreement	1,121	6,326
Current liabilities of discontinued operations	172	123

Total current liabilities	8,868	13,787

Deferred income taxes	685	1,096
Other long-term liability	175	—
Long-term debt, less current maturities	3,570	2,269

Total liabilities	13,298	17,152

Stockholders’ equity
Undesignated shares as of June 30, 2008 and June 30, 2007, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of June 30, 2008 and June 30, 2007, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of June 30, 2008 and June 30, 2007, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,465,696 and 2,452,291 shares, respectively	25	25
Additional paid-in capital	2,635	2,133
Accumulated other comprehensive income:
Foreign currency translation adjustment	389	488
Retained earnings	6,701	12,075

Total stockholders’ equity	9,750	14,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,048	$31,873

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended June 30,
(Dollars in thousands, except per share data)	2008	2007

Net sales	$34,565	$35,512
Cost of goods sold	23,420	23,436

Gross profit	11,145	12,076
Operating expenses
Selling, general and administrative	10,081	8,957
Research and development	1,138	951
Goodwill impairment	6,264	—

Total operating expenses	17,483	9,908

Income (loss) from operations	(6,338)	2,168

Interest income	31	29
Interest expense	(387)	(844)
Other income (expense), net	(283)	(210)

Income (loss) before income taxes	(6,977)	1,143
Income tax provision (benefit)	165	425

Income (loss) from continuing operations	(7,142)	718
Gain (loss) from discontinued operations, net of tax	(603)	(108)
Gain from sale of subsidiary, net of tax	2,546	—

Net income (loss)	$(5,199)	$610

Income (loss) from continuing operations per common and common equivalent share:
basic	$(2.90)	$0.30
diluted	$(2.90)	$0.29

Gain (loss) from discontinued operations per common and common equivalent share:
basic	$(0.25)	$(0.04)
diluted	$(0.25)	$(0.04)

Gain from sale of subsidiary, net of tax per common and common equivalent share:
basic	$1.04	$—
diluted	$1.04	$—

Net income (loss) per common and common equivalent share:
basic	$(2.11)	$0.25
diluted	$(2.11)	$0.25

Weighted average number of shares outstanding
basic	2,458,588	2,429,354
diluted	2,458,588	2,472,023
See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

				Accumulated
				Other
				Comprehensive
				Income (Loss)
	Common Stock			Foreign Currency
	Outstanding		Additional Paid	Translation	Retained	Stockholders’
(In thousands)	Shares	Amount	In Capital	Adjustment	Earnings	Equity

Balance June 30, 2006	2,425	$24	$1,987	$152	$11,465	$13,628
Comprehensive income:
Net income					610	610
Foreign currency translation adjustment, net of tax effect	—	—	—	336	—	336

Total comprehensive income						946

Stock based compensation	—	—	39	—	—	39
Issuance of Common Stock
Employee Stock Purchase Plan	7	—	31	—	—	31
Exercise of stock options	20	1	76	—	—	77

Balance June 30, 2007	2,452	25	2,133	488	12,075	14,721
Comprehensive income (loss):
Net income (loss)					(5,199)	(5,199)
Reclassification of foreign exchange gains related to goodwill impairment, net of tax effect of $98,000				(227)		(227)
Reclassification of deferred income tax related to realized foreign currency exchange gains for tax purposes				96		96
Foreign currency translation adjustment, net of tax effect of $18,000	—	—	—	32	—	32

Total comprehensive income (loss)						(5,298)

Stock based compensation	—	—	449	—	—	449
Adoption of FIN 48	—	—	—	—	(175)	(175)
Issuance of Common Stock
Employee Stock Purchase Plan	9	—	36	—	—	36
Exercise of stock options	5	—	17	—	—	17

Balance June 30, 2008	2,466	$25	$2,635	$389	$6,701	$9,750

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Year ended June 30,
(In thousands)	2008	2007

Reconciliation of net income (loss) to net cash provided by (used in) operations
Net income (loss)	$(5,199)	$610
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	1,126	1,289
Goodwill impairment	6,264	—
Gain on sale of subsidiary	(2,546)	—
Valuation adjustment of discontinued operations	400	—
Loss on disposal of plant and equipment	26	5
Stock based compensation expense	150	39
Stock based compensation expense related to cancellation of stock options	299	—
Allowance for doubtful accounts	32	(105)
Deferred income taxes	(253)	(210)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(443)	588
Inventories	(10)	(47)
Other assets	(431)	(164)
Accounts payable and accrued expenses	(1,294)	(252)

Net cash provided by (used in) operations	(1,879)	1,753

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(261)	(176)
Acquisition of business, net of cash acquired	—	(11)
Proceeds from sale of subsidiary	5,000	—

Net cash provided by (used in) investing activities	4,739	(187)

Cash flows provided by (used in) financing activities:
Net proceeds from long-term debt — revolving credit facility	3,360	152
Net advances (payments) on short-term borrowings	—	(300)
Payments on non-compete liability	—	(250)
Proceeds from the sale of common stock	53	108
Payments of debt issue costs	(40)	—
Payments on long-term debt	(7,252)	(1,182)

Net cash provided by (used in) financing activities	(3,879)	(1,472)
Effect of exchange rate changes in cash	38	106
Net increase (decrease) in cash and cash equivalents	(981)	200
Cash and cash equivalents — beginning of period	1,614	1,414

CASH AND CASH EQUIVALENTS — END OF PERIOD	$633	$1,614

Supplemental Schedule of Investing and Financing Activities
Long-term liability recorded for adoption of FIN 48 (See Note 6)	$175	$—
Adjustment to goodwill and income tax liability for Rutland acquisition (See Note 4)	—	250
Change in foreign exchange gains related to goodwill impairment, net of tax, related to other comprehensive income	(227)	—
Change in deferred income taxes for realized foreign exchange gains for tax purposes related to other comprehensive income	96	—
See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
Note 1 — Nature of Business and Significant Accounting Policies
Nature of Business: Zareba Systems, Inc. (Zareba) designs, manufactures and markets electronic perimeter fence and access control systems, operating in one world-wide business segment. Zareba has three subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc. and Zareba Systems of Canada LTD. The sales of products from the business units occur principally within North America and the United Kingdom. Zareba’s electronic perimeter fence systems include energizers, high tensile fence systems, insulators, poly wire, tape and rope, automatic gate openers and perimeter security fence systems for human and animal control, containment, detection and deterrence.
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
Discontinued Operations: Included in discontinued operations are Zareba’s professional series automatic gate opener (PS AGO) product line and its Waters Medical Systems, Inc. (WMS) subsidiary. In June 2008, Zareba discontinued the PS AGO product line and commenced efforts to sell the related assets and eliminate personnel and support costs associated with the product line. Additionally, the sale of the Zareba’s WMS subsidiary to a third party was completed on August 1, 2007 pursuant to the terms of a Stock Purchase Agreement dated July 24, 2007. The transaction involved the sale of 100% of the stock of WMS. The Company had substantially completed negotiation of the sale in the quarter ended June 30, 2007.
The events met the requirements of Statement of Accounting Financial Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale at June 30, 2008 with respect to the PS AGO product line and at June 30, 2007 with respect to WMS. Accordingly, the Company has restated the previously reported financial results of PS AGO and WMS to report the net results as a separate line in the consolidated statements of operations as “Gain (loss) from discontinued operations, net of tax” for all periods presented, and the assets and liabilities of PS AGO and WMS on consolidated balance sheets have separately classified as “Assets/Liabilities of discontinued operations”. In accordance with Emerging Issues Task Force (EITF) 87-24, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 9).
Cash and Cash Equivalents: All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Generally, the Company’s cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in US dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments. The Company deposits its cash in high credit quality financial institutions. The balance, at times, may exceed federally insured limits.
Accounts Receivable: The Company generally requires no collateral from its customer with respect to trade accounts receivable. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical experience and the expected ability to collect all accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.
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
Property, Plant and Equipment: Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of 40 years for buildings, 5 to 15 years for improvements, and 3 to 10 years for machinery, equipment, and office furniture. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to expenses.
Intangible Assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the goodwill and trademarks acquired with the purchase of North Central Plastics (NCP) and Rutland Electric Fencing (Rutland)) are not being amortized, but are subject to periodic impairment testing. The trademarks are considered an indefinite lived intangible and therefore, not subject to amortization but rather periodic impairment tests. The Rutland customer relationships are being amortized on a straight-line basis over seven years.
Impairment of Long-lived Assets: The Company evaluates the carrying value of long-lived assets, including identifiable intangibles, for impairment annually, or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.
Under SFAS No. 142, the Company currently evaluates goodwill and indefinite lived intangible assets (trademarks) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. The Company evaluates goodwill for impairment using the method described in the preceding paragraph and determines the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate additional impairment charges that reduce the carrying value of indefinite lived intangible assets.
At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge. After completing step one of the annual impairment test as of June 30, 2008, the Company determined that the estimated fair value of the Company was less than the net book value, requiring the completion of the second step of the impairment test. Based on the step two of the analysis prepared as of June 30, 2008, the Company determined that the entire amount of goodwill was impaired. Accordingly, the Company reduced goodwill to zero in the fourth quarter of fiscal 2008. (See Note 4)
Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2008, the fair value of the Company’s long-term debt approximated their carrying value.
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
Comprehensive Income (Loss): The components of comprehensive income (loss) include net income (loss) and the effects of foreign currency translation adjustments. The net tax effect of the foreign currency translation adjustment for fiscal years ended June 30, 2008 and 2007 was $18,000 and $275,000, respectively.
Shipping and Handling: In accordance with the EITF issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in operating expenses. Shipping and handling costs included in operating expenses were $1.3 million and $1.4 million for each of the years ended June 30, 2008 and 2007, respectively.
Stock-Based Compensation: Commencing July 1, 2006, we adopted SFAS No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We have applied the modified prospective method in adopting SFAS 123(R). Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on July 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in fiscal years 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. See Note 3.
Employee Benefits: The Company has a calendar year-end 401(k) deferred savings plan for all United States employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During fiscal years ended June 30, 2008 and 2007 the Company expensed $81,000 and $52,000 in matching contributions, respectively.
The Company offers medical insurance to its US associates, which it self-insures up to $35,000 per individual and $1,000,000 in aggregate. During the years ended June 30, 2008 and 2007, the Company’s expenses under this plan were $545,000 and $367,000, respectively.
Advertising Costs: The Company follows the policy of charging production costs of advertising to expense as incurred. Advertising expenses for fiscal years ended June 30, 2008 and 2007 were $959,000 and $862,000, respectively.
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
Earnings or Loss per Share: Basic income or loss per share is determined based on the weighted average common shares outstanding, while the diluted income per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted income or loss per share calculation is as follows:

	Year ended June 30,
(In thousands, except per share data)	2008	2007

Numerator:
Net income (loss)	$(5,199)	$610

Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	2,459	2,429
Dilutive potential shares — employee stock options	—	43

Denominator for diluted earnings (loss) per share, weighted average shares	2,459	2,472

Net income (loss) per share-basic	$(2.11)	$0.25
Net income (loss) per share-diluted	$(2.11)	$0.25

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	127,300	—
Stock options with exercise prices greater than the average market price of the common shares for those periods	32,525	250,875
New Accounting Pronouncements: In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 becomes effective for Zareba at the beginning of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate after the effective date of the revised standard.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 becomes effective for Zareba at the beginning of fiscal year 2009 and is not expected to have a significant impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 becomes effective for Zareba at the beginning of fiscal year 2009, and its implementation is not expected to have a significant impact on our financial position or results of operations.
Note 2 — Balance Sheet Information
The allowance for doubtful accounts was as follows:

	June 30,
(In thousands)	2008	2007

Beginning balance	$17	$50
Provision for doubtful accounts	40	(15)
Write-offs/recoveries, net	(8)	(18)

Ending balance	$49	$17

Components of inventories were:

	June 30,
(In thousands)	2008	2007

Raw materials	$2,311	$2,024
Finished goods	3,772	4,379

Totals	$6,083	$6,403

Property, plant and equipment were as follows:

	June 30,
(In thousands)	2008	2007

Land	$205	$205
Building and improvement	1,861	1,878
Machinery and equipment	3,102	3,051
Office furniture	1,072	1,083
Vehicles	151	196
Jigs, dies and fixtures	2,179	2,069

Total depreciable assets	8,570	8,482
Less accumulated depreciation	5,942	5,404

Net fixed assets	$2,628	$3,078

Depreciation & amortization expense
for continuing operations (in thousands)	2008	2007

Depreciation expense	$662	$773
Amortization expense	433	456

Total depreciation & amortization expense	$1,095	$1,229

Amortization expense relates to intangible assets, patents and debt issuance costs.
Accrued severance expense, included in accrued salaries, wages and other compensation was as follows:

	June 30,
(In thousands)	2008	2007

Beginning balance	$—	$—
Severance accrual	402	—
Severance payments	(25)	—

Ending balance	$377	$—

The warranty reserve was as follows:

	June 30,
(In thousands)	2008	2007

Beginning balance	$519	$513
Warranty expense	690	634
Processed warranty claims	(680)	(628)

Ending balance	$529	$519

Note 3 — Stock-based Compensation and Stock Options
Stock-based Compensation
Commencing July 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options and compensatory employee stock purchase plans, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded a total of $449,000 of related compensation expense, of which $96,000 was recorded to the gain from sale of subsidiary and $353,000 charged to general and administrative expense for fiscal year 2008, including $299,000 related to the cancellation of certain stock options. We recorded $39,000 of related compensation expense to general and administrative expense for the fiscal year 2007. As of June 30, 2008, a total of $113,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next four fiscal years, as follows: 2009 — $45,000; 2010 — $25,000; 2011 — $24,000; and, 2012 — $19,000.
On June 30, 2008, certain management personnel and the Company entered into agreements to cancel non-vested performance-based vesting stock options totaling 75,000 shares, with previously unrecognized pre-tax and net compensation expense totaling $299,000, or $0.12 per share. Prior to June 30, 2008, management’s best estimate was that these options were not likely to vest and would expire prior to vesting, and accordingly were not expensed. In consideration of recent changes to the executive management team and projected business performance, the Company and three executives determined that the performance measurements, vesting criteria and exercise prices of the performance-based vesting stock options were no longer appropriate to provide the intended incentive to the option holders and were therefore cancelled. No consideration was paid or received by the Company or the option holders related to these cancellations.
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

The expected term is based on estimates regarding projected employee stock option exercise behavior. The assumptions the Company used to determine fair value were as follows:

	FY2008	FY2007

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	84.06%	73.07%
Risk-free interest rate	3.88%	4.38%
Expected life of options	10 years	3 years
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
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. Certain stock option grants to executive management in fiscal years 2006 and 2007, however, had performance-based vesting upon achieving specific revenue and income objectives, otherwise vesting on the fifth anniversary of the grant date. All performance-based vesting options were subsequently forfeited or cancelled and no performance-based vesting stock options remained outstanding at June 30, 2008. Options to purchase 40,000 and 28,350 shares were granted in fiscal years ended June 30, 2008 and 2007, respectively. A summary of the status of the stock option plans at June 30, 2008 and 2007, and changes during the years ended on those dates are as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	362,100	$6.48	368,325	$6.21
Granted	40,000	$2.45	28,350	$6.71
Exercised	(4,500)	$3.83	(19,950)	$3.92
Cancelled	(75,000)	$8.33	—	$—
Expired or forfeited	(162,775)	$7.14	(14,625)	$3.82

Outstanding, end of year	159,825	$3.99	362,100	$6.48

Exercisable at end of year	115,325	$4.42	139,750	$4.41

Weighted-average fair value per share of options granted during the year		$2.07		$3.38

Aggregate intrinsic value of options outstanding at end of year		$—

Aggregate intrinsic value of options exercisable at end of year		$—

As of June 30, 2008, the options outstanding have a weighted average remaining contractual life of 5.1 years, and exercise prices and unexercised options as follows:

				Options exercisable
	Options outstanding				Weighted
		Weighted	Weighted		Average
Exercise	Outstanding	Average	Average	Number	Exercisable
Price	Shares	Contractual Life	Exercise Price	Exercisable	Price

$2.67	5,025	0.3 years	$2.67	5,025	$2.67
$3.63	16,125	0.6 years	$3.63	16,125	$3.63
$4.00	16,125	1.6 years	$4.00	16,125	$4.00
$2.67	45,000	2.7 years	$2.67	45,000	$2.67
$4.52	5,025	5.3 years	$4.52	5,025	$4.52
$8.47	5,025	6.4 years	$8.47	5,025	$8.47
$8.38	20,000	7.3 years	$8.38	20,000	$8.38
$6.83	7,500	7.8 years	$6.83	3,000	$6.83
$2.45	40,000	9.9 years	$2.45	—	$—

$2.45 to $8.47	159,825	5.1 years	$3.99	115,325	$4.42
In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2008 and 2007 were 8,905 and 7,555, respectively.
Note 4 — Goodwill and Other Intangible Assets
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the years ended June 30, 2008 and 2007 are as follows:

	Fiscal year ended June 30,
	2008		2007
		Ind. Life		Ind. Life
(In thousands)	Goodwill	Intangibles	Goodwill	Intangibles

Beginning balance	$6,616	$2,686	$6,151	$2,638
Change associated with NCP earn-out payment	—	—	(45)	—
Change in goodwill for Rutland tax liability adjustment	—	—	250	—
Currency translation adjustment	(27)	(5)	260	48
Reclassification of currency translation adjustment for goodwill impairment	(325)	—	—	—
Goodwill impairment	(6,264)	—	—	—

Ending balance	$—	$2,681	$6,616	$2,686

In Fiscal 2007, the Company determined that the income tax liability recorded by Rutland at the acquisition date was understated by approximately $250,000. In accordance with SFAS No. 141 and No. 109 and Emerging Issues Task Force (EITF) Statement 93-7, the Company increased goodwill and income taxes payable at June 30, 2007 by that same amount.
Effective July 1, 2002, the Company adopted SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which established standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. The Company evaluates goodwill for impairment using the method described in the preceding paragraph and determines the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination.
At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge.
After completing step one of the annual impairment test as of June 30, 2008, the Company determined that the estimated fair value of the Company was less than the net book value, requiring the completion of the second step of the impairment test. To measure the amount of the impairment, SFAS 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company was acquired at the measurements date. Specifically, the fair value of the Company must be allocated to all of the assets of the Company, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Based on the step two of the analysis prepared as of June 30, 2008, the Company determined that the entire amount of goodwill was impaired.
Accordingly, the Company reduced goodwill to zero in the fourth quarter of fiscal 2008. In accordance with SFAS 142 and SFAS No. 130, Reporting Comprehensive Income, the Company recorded a $6,264,000 goodwill impairment charge to operations to reverse the original amount recorded to goodwill at the respective transaction dates. This amount includes a reclassification of $325,000 from accumulated other comprehensive income to reverse previously recorded foreign currency translation gains to goodwill, in accordance with View B of Emerging Issues Task Force (EITF) Issue No. 01-5.
Intangible assets subject to amortization were as follows:

	Fiscal year ended June 30,
	2008		2007
		Customer		Customer
(In thousands)	Non-compete	Relationships	Non-compete	Relationships

Gross carrying amount	$1,250	$2,365	$1,250	$2,383
Accumulated amortization	1,250	1,267	1,250	936

Net carrying amount	$—	$1,098	$—	$1,447

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.
Amortization expenses related to definite lived intangible assets for 2008 and 2007 were $331,000 and $408,000, respectively. Estimated future annual amortization expense for identified intangible assets is as follows:

	Fiscal
(In thousands)	Year	Amount

	2009	$338
	2010	338
	2011	338
	2012	84

	Total	$1,098

Note 5 — Financing
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Facility will bear interest at either a base rate minus 1.0%to 0%, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 2.5%, based upon financial performance. The outstanding balance under the Chase revolving credit facility at June 30, 2008 was $3.4 million at an effective interest rate of 4.0%, as compared to $6.2 million outstanding at an effective rate of 8.75% on the WF credit facility at June 30, 2007. The average effective interest rate for fiscal year 2008 was 5.59%as compared to 8.75% for fiscal year 2007.
Additionally, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125%) above the base rate with a five-year term. On June 30, 2008 and 2007, the effective interest rate was 7.62% and 7.63%, respectively and the average effective interest rate for fiscal year 2008 was 7.26%, versus 7.21% for the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $98,000). The balance outstanding under this facility at

June 30, 2008 and 2007 was £0.7 million, or approximately $1.3 million and £1.2 million, or approximately $2.4 million, respectively.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities and are subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
In addition to bank and non-compete debt, the Company has “Other” low interest notes payable as an incentive from a local utility to make upgrades in its operations to reduce future electrical peak usage. The note payable was comprised of $1,000 and $1,000 of current maturities and $2,000 and $3,000 long-term as of June 30, 2008 and 2007, respectively.
Interest expense paid by the Company totaled $330,000 and $764,000 in fiscal years 2008 and 2007, respectively.
The following table summarizes the debt outstanding:
United States Bank Debt as of June 30,

(In thousands)	2008	2007

Note payable to bank	$3,360	$6,211
Other	3	4

	3,363	6,215
Less current maturities and short-term borrowings	(1)	(5,275)

Total	$3,362	$940

United Kingdom Bank Debt as of June 30,

(In thousands)	2008	2007

Note payable to bank	$1,328	$2,380
Less current maturities and short-term borrowings	(1,120)	(1,051)

Total	$208	$1,329

Principal requirements on long-term debt for years ending after June 30, 2008 are as follows:

	Fiscal
(In thousands)	Year	Amount

	2009	$1,121
	2010	209
	2011	3,361

	Total	$4,691

On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with WF Business Credit. (See Note 9)
Note 6 — Income Taxes
Domestic and foreign income before provision for income taxes from continuing operations consists of the following:

(In thousands)	2008	2007

Domestic	$(3,411)	$1,118
Foreign	(3,566)	25

Total	$6,977	$1,143

The income tax provision charged to continuing operations for the years ended June 30, 2008 and 2007 includes the following components:

(In thousands)	2008	2007

Current:
US federal	$158	$449
State	9	46
Foreign	107	140

Total current	274	635

Deferred:
US federal and state	40	(120)
Foreign	(149)	(90)

Total deferred	(109)	(210)

Total provision	$165	$425

The reconciliation of income tax benefit or expense to the statutory rate was as follows:

(In thousands)	2008	2007

Income tax expense at statutory rates:
US Federal	$(1,160)	$389
Foreign	(1,070)	50
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	6	27
Research and development tax credits	38	(67)
Goodwill impairment	2,118	—
Permanent differences and other	233	26

Total	$165	$425

Net deferred tax assets consist of the following components as of June 30, 2008 and 2007:

(In thousands)	2008	2007

Deferred tax assets
Employee benefits	$85	$112
Inventory and receivable allowances	52	33
Warranty and contingency reserves	244	274
Non compete payable	243	272
Discontinued operations asset	144	—

Total deferred tax assets	768	691

Deferred tax liabilities
Property and equipment	549	605
Foreign currency translation adjustments included in accumulated other comprehensive income	30	275
Basis difference in costs recorded in the Rutland acquisition	348	468

Total deferred tax liabilities	927	1,348

Net deferred tax assets (liability)	$(159)	$(657)

The components giving rise to the net deferred tax assets (liability) described above have been included in the Company’s Balance Sheets as of June 30, 2008 and 2007 as follows:

(In thousands)	2008	2007

Current assets	$526	$439
Non-current liabilities	(685)	(1,096)

Net deferred tax assets (liability)	$(159)	$(657)

The cash tax payments for fiscal years ended June 30, 2008 and 2007 were $1,023,000 and $620,000, respectively.
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (Interpretation 48), on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of

Interpretation 48, the Company recognized an increase of approximately $175,000 in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At June 30, 2008, the balance of unrecognized tax benefits remained at $175,000, reflecting the reduction of unrecognized tax benefits as a result of a lapse of applicable statute of limitations and increased unrecognized tax benefits as a result of tax positions taken during the current year, each amounting to approximately $30,000, inclusive of related interest and penalties. The June 30, 2008, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company is subject to income taxes in the US Federal jurisdiction, Minnesota, and the United Kingdom. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations by tax authorities for the fiscal years ended before June 30, 2005. The Company is not currently under examination by any taxing jurisdiction.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $12,000 for the payment of interest and penalties as of July 1, 2007, the date of adoption, and accrued interest and penalties at June 30, 2008 totaled approximately $28,000.
     Note 7 — Commitments and Contingencies
The Company leases equipment and office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through September 22, 2029. Rent expense related to operating leases was approximately $451,000 and $498,000, for the years ended June 30, 2008 and 2007, respectively. Future minimum lease payments are approximately as follows.

(In thousands)	Annual Lease

2009	$437
2010	411
2011	385
2012	312
2013	299
Thereafter	4,104

Total	$5,948

The Company has an employment agreement with the Company’s chief executive officer who also serves on the board. The Agreement provides for severance payments subject to certain conditions and events.
     Note 8 — Concentrations
Based upon the Company’s organizational structure and manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment — the sale of electronic perimeter fence and access control systems.
The Company markets its products throughout the world. The following summarizes net sales and long-lived assets for the geographic areas in which the Company has operations:

Geographic information:
(In thousands)	FY2008	FY2007

Net sales
United States	$23,314	$24,787
United Kingdom	9,950	9,687
Other regions	1,301	1,038

Total net sales	$34,565	$35,512

Long-lived assets
United States	$4,772	$7,808
United Kingdom	2,160	6,321
Other regions	—	—

Total long-lived assets	$6,932	$14,129

In fiscal years ended June 30, 2008 and 2007, sales to one Zareba Systems customer were $7.4 and $7.6, respectively. Accounts receivable from this customer totaled $2.4 million and $2.5 million at June 30, 2008 and 2007, respectively. Sales of the

Company’s line of security products totaled $1.2 for fiscal 2008 compared to $1.7 for fiscal 2007, which included a large shipment for several prisons that did not repeat in fiscal 2008. The balance of sales was for the Company’s electric fencing systems and access control products through its established retail and distributor customer base.
     Note 9 — Discontinued Operations
Professional Series Automatic Gate Opener Product Line
In June 2008, Zareba discontinued its professional series automatic gate opener (PS AGO) product line and commenced efforts to sell the related assets and eliminate personnel and support costs associated with the product line. In conjunction with the decision to discontinue the PS AGO product line, the Company recorded a $400,000 valuation adjustment related to the inventory and fixed assets and purchase commitments of the PS AGO product line. Accordingly, all results of operations and assets and liabilities of the PS AGO product line for all periods presented prior to the decision date have been restated and classified as discontinued operations.
Assets and liabilities of PS AGO product line at June 30, 2008 and 2007 were as follows:

(In thousands)	2008	2007

Accounts receivable, net	$39	$27
Inventories, net	218	100
Other current assets	—	—

Current assets of discontinued operations	257	127

Property and equipment, net	—	72

Other assets of discontinued operations	—	72

Accounts payable	—	—
Accrued compensation and other liabilities	172	—

Current liabilities of discontinued operations	$172	$—

Condensed consolidated statements of operations for PS AGO product line for fiscal years ended June 30, 2008 and 2007 are as follows:

	Year ended June 30,
(In thousands)	2008	2007

Net sales	$477	$171
Gross profit	(238)	96
Selling, general and administrative	459	306
Research and development	202	329
Impairment of long-lived assets	64	—
Income tax provision (benefit)	(347)	(193)
Loss from discontinued operations, net of tax	$(616)	$(346)
Depreciation expense for the PS AGO product line was $36,000 and $24,000 fiscal years 2008 and 2007, respectively.
Waters Medical Systems, Inc.
On July 24, 2007, the Company entered in to a Stock Purchase Agreement for the sale of the Company’s Waters Medical Systems, Inc., (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations.
The sale of WMS was completed on August 1, 2007. The transaction involved the sale of 100% of the stock of WMS, including all assets and liabilities of WMS at close, for $5 million cash.
The gain on the sale of WMS is calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Assets and liabilities of WMS at June 30, 2007 were as follows:

(In thousands)	2007

Accounts receivable, net	$259
Inventories	454
Other current assets	16

Current assets of discontinued operations	729

Property and equipment, net	19

Other assets of discontinued operations	19

Accounts payable	63
Accrued compensation and other liabilities	60

Current liabilities of discontinued operations	$123

Condensed consolidated statements of operations for WMS for fiscal years ended June 30, 2008 and 2007 are as follows:

	Year ended June 30,
(In thousands)	2008	2007

Net sales	$142	$2,205
Gross profit	79	1,241
Selling, general and administrative	47	676
Research and development	11	192
Income tax provision	8	135
Gain from discontinued operations, net of tax	$13	$238
Depreciation expense for WMS was $3,000 and $37,000 fiscal years 2008 and 2007, respectively.