Form 10-Q
period 2008-09-30
ZAREBA SYSTEMS INC
filed 2008-11-05
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of the Company’s Common Stock on November 3, 2008 was 2,465,696.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share amounts)	2008	2008

	(Unaudited)

Current assets
Cash and cash equivalents	$493	$633
Accounts receivable, net	5,360	8,031
Inventories	5,868	6,083
Other current assets	1,207	1,112
Current assets of discontinued operations	249	257

Total current assets	13,177	16,116

Property, plant and equipment, net	2,464	2,628

Other assets
Trademarks	2,617	2,681
Customer relationships, net	906	1,098
Other, net	637	525

Total other assets	4,160	4,304

TOTAL ASSETS	$19,801	$23,048

Current liabilities
Accounts payable	$3,665	$4,282
Accrued liabilities	2,247	2,617
Income taxes payable	66	676
Current maturities of long-term debt	945	1,121
Current liabilities of discontinued operations	154	172

Total current liabilities	7,077	8,868

Deferred income taxes	610	685
Other long-term liability	175	175
Long-term debt, less current maturities	2,397	3,570

Total liabilities	10,259	13,298

Stockholders’ equity
Undesignated shares as of September 30, 2008 and June 30, 2008, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of September 30, 2008 and June 30, 2008, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of September 30, 2008 and June 30, 2008, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,465,696 and 2,465,696 shares, respectively	25	25
Additional paid-in capital	2,649	2,635
Accumulated other comprehensive income:
Foreign currency translation adjustment	9	389
Retained earnings	6,859	6,701

Total stockholders’ equity	9,542	9,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,801	$23,048

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months
	ended September 30,
(In thousands, except per share data)	2008	2007

Net sales	$8,970	$9,095
Cost of goods sold	6,092	6,184

Gross profit	2,878	2,911
Operating expenses
Selling, general and administrative	2,199	2,336
Research and development	242	282

Total operating expenses	2,441	2,618

Income from operations	437	293

Other income (expense), net
Interest income	5	13
Interest expense	(71)	(134)
Other income (expense), net	(115)	11

Income before income taxes	256	183
Income tax provision	92	66

Income from continuing operations	164	117
Loss from discontinued operations, net of tax	(6)	(100)
Gain from sale of subsidiary, net of tax	—	2,546

Net income	$158	$2,563

Income from continuing operations per common and common equivalent share:
basic	$0.07	$0.05
diluted	$0.07	$0.05

Loss from discontinued operations per common and common equivalent share:
basic	$—	$(0.04)
diluted	$—	$(0.04)

Gain from sale of subsidiary per common and common equivalent share:
basic	$—	$1.04
diluted	$—	$1.01

Net income per common and common equivalent share:
basic	$0.06	$1.05
diluted	$0.06	$1.02

Weighted average number of shares outstanding
Basic	2,465,696	2,452,291
diluted	2,466,495	2,514,483
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended September 30,
(In thousands)	2008	2007

Cash flows provided by (used in) operations:
Reconciliation of net income to net cash provided by operations
Net income	$158	$2,563
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	236	291
Gain on sale of subsidiary	—	(2,546)
Loss on disposal of plant and equipment	3	9
Stock-based compensation expense	14	109
Deferred income taxes	(24)	(26)
Changes in assets and liabilities:
Accounts receivable, net	2,477	1,486
Inventories	(55)	(87)
Other assets	(159)	(258)
Accounts payable and accrued expenses	(1,527)	(1,326)

Net cash provided by (used in) operations	1,123	215

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(11)	(141)
Proceeds from sale of subsidiary	—	5,000

Net cash provided by (used in) investing activities	(11)	4,859

Cash flows provided by (used in) financing activities:
Net proceeds from (payments on) long-term debt — revolving credit facility	(965)	954
Payments of debt issue costs	—	(35)
Payments on long-term debt	(260)	(6,464)

Net cash provided by (used in) financing activities	(1,225)	(5,545)
Effect of exchange rate changes in cash	(27)	9

Net increase (decrease) in cash and cash equivalents	(140)	(462)
Cash and cash equivalents — beginning of period	633	1,614

CASH AND CASH EQUIVALENTS — END OF PERIOD	$493	$1,152

Supplemental Schedule of Non-Cash Activities
Long-term liability recorded for adoption of FIN 48 (See Note 8)	$—	175
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007
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
These condensed consolidated financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s 10-K for the year ended June 30, 2008, and the Fiscal Year 2008 Annual Report.
The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income (loss) per Share
The following table sets forth the computation of basic and diluted income and income per share:

	Three months
	ended September 30,
(Dollars in thousands, except per share amounts)	2008	2007

Numerator:
Net income	$158	$2,563
Denominator:
Weighted average common shares outstanding-basic	2,465,696	2,452,291
Dilution associated with the company’s stock-based compensation plans	799	62,192

Weighted average common shares outstanding-diluted	2,466,495	2,514,483

Net income (loss) per common share-basic	$0.06	$1.05
Net income (loss) per common share-diluted	$0.06	$1.02

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	—	—
Stock options with exercise prices greater than the average market price of the common shares for those periods	135,075	185,025
2. Comprehensive Income (loss)
The components of comprehensive income (loss), net of related tax, for the three months ended September 30, 2008 and 2007 were as follows:

	Three months
	ended September 30,
(In thousands)	2008	2007

Net income	$158	$2,563
Foreign currency translation adjustment	(380)	75

Comprehensive income (loss)	$(222)	$2,638

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 6

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $96,000 of related compensation expense, or $60,000 net of tax or $0.02 per basic and diluted share, to the gain on sale of subsidiary during the first quarter of fiscal 2008 as a result of accelerated vesting of certain options upon closing of the transaction. We also recorded $8,000 of related compensation expense, all to general and administrative expense, for each of the three month periods ended September 30, 2008 and 2007. The related tax benefit from recording this non-cash general and administrative expense was $3,000 and the net compensation expense to operations was $5,000, or $0.00 per basic and diluted share for each of the periods ended September 30, 2008 and 2007. Remaining stock-based compensation for both periods is related to the Company’s employee stock purchase plan. As of September 30, 2008, a total of $92,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next four years.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. Options for 5,025 shares were granted during the three months ended September 30, 2008, and the weighted average fair value of these options was $1.48, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 103.78%, a risk-free interest rate of 4.00% and expected option lives of 7.5 years.
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. We have 550,000 shares authorized for grant under the 2004 Equity Incentive Plan.
Option activity under both plans during the three months ended September 30, 2008 was as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2008	159,825	$3.99
Granted	5,025	1.72
Exercised	—	—
Forfeited	24,750	$3.12

Options outstanding, September 30, 2008	140,100	$4.07	$1,080

Exercisable, September 30, 2008	95,600	$4.62	$1,080

As of September 30, 2008, the options outstanding have a weighted average remaining contractual life of 5.6 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.72 to $3.63	91,300	5.6 years	$2.64	51,300	$2.79
$4.00 to $4.52	16,275	2.5 years	$4.16	16,275	$4.16
$6.83 to $8.47	32,525	7.0 years	$8.04	28,025	$8.23

$1.72 to $8.47	140,100	5.6 years	$4.07	95,600	$4.62
4. Balance Sheet Information
Accrued severance expense, included in accrued liabilities was as follows:

September 30,
(In thousands)	2008
(Unaudited)
Beginning balance, June 30, 2008	$377
Severance accrual	—
Severance payments	(131)

Ending balance, September 30, 2008	$246

Inventories consisted of the following.

	September 30,	June 30,
(In thousands)	2008	2008
	(Unaudited)
Raw materials	$2,297	$2,311
Finished goods	3,571	3,772

TOTALS	$5,868	$6,083

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 7

5. Goodwill and Intangible Assets
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three months ended September 30, 2008 were $80,000, compared to $86,000 in the comparable period ended September 30, 2007.
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
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “2007 Credit Facility”), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement, as amended, will bear interest at either a base rate minus 1.0 percent to 0 percent (amended to base rate plus 0 percent to plus 0.50 percent), based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent (amended to plus 1.5 percent to plus 3.0 percent), based upon financial performance. The outstanding balance under this revolving credit facility at September 30, 2008 was $2.4 million. The effective interest rate at September 30, 2008 was 4.00 percent, and the average effective interest rate for the three months then ended was 4.00 percent. The Company and Chase entered into amendments to the 2007 Credit Agreement on September 30, 2008 and October 22, 2008.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2008, the effective interest rate was 7.13 percent and the average effective interest rate for the three months then ended was 7.26 percent, versus 7.19 percent for the same period in the prior

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 8

year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $88,000). The balance outstanding under this facility at September 30, 2008 was £0.5 million, or approximately $0.9 million.
The following table summarizes the debt outstanding:

United States Bank Debt as of
	September 30,	June 30,
(In thousands)	2008	2008

Note payable to bank	$2,395	$3,360
Other	3	3

	2,398	3,363
Less current maturities and short-term borrowings	(1)	(1)

Total	$2,397	$3,362

United Kingdom Bank Debt as of
	September 30,	June 30,
(In thousands)	2008	2008

Note payable to bank	$944	$1,328
Less current maturities and short-term borrowings	(944)	(1,120)

Total	$—	$208

Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities and are subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
7. Discontinued Operations and Sale of Waters Medical Systems, Inc.
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
Assets and liabilities of PS AGO product line at September 30, 2008 and June 30, 2008 were as follows:

	September 30,	June 30,
(In thousands)	2008	2008

Accounts receivable, net	$16	$39
Inventories, net	233	218
Other current assets	—	—

Current assets of discontinued operations	249	257

Property and equipment, net	—	—

Other assets of discontinued operations	—	—

Accounts payable	—	—
Accrued compensation and other liabilities	154	172

Current liabilities of discontinued operations	$154	$172

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 9

Condensed consolidated statements of operations for PS AGO product line for fiscal quarters ended September 30, 2008 and 2007 are as follows:

	Three months ended
	September 30,
(In thousands)	2008	2007

Net sales	$3	$127
Gross profit	(10)	10
Selling, general and administrative	—	123
Research and development	—	63
Impairment of long-lived assets	—	—
Income tax provision (benefit)	(4)	(63)
Loss from discontinued operations, net of tax	$(6)	$(113)
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
The gain on the sale of WMS recorded in the first quarter of fiscal 2008 was calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (estimated rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Condensed consolidated statements of operations for WMS for three months ended September 30, 2008 and 2007 are as follows:

	Three months ended
	September 30,
(In thousands)	2008	2007

Net sales	$—	$142
Gross profit	—	79
Selling, general and administrative	—	47
Research and development	—	11
Income tax provision	—	8
Gain from discontinued operations, net of tax	$—	$13
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 10

approximately $175,000 in the liability for unrecognized income tax benefits, which was accounted for as a reduction to the July 1, 2007 balance of retained earnings.
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At September 30, 2008, the balance of unrecognized tax benefits is unchanged from the adopted balance of $175,000. The September 30, 2008, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $12,000 for the payment of interest and penalties as of July 1, 2007, the date of adoption, and accrued interest and penalties at September 30, 2008 and June 30, 2008 totaled approximately $31,000 and $28,000, respectively.
9. Subsequent Event
On October 22, 2008, the Company sold substantially all of the assets of its professional series automatic gate operator product line to Amazing Gates of America, LLC for $739,000, plus the assumption of certain outstanding inventory purchase obligations of the Company. The purchase price was payable in cash of $200,000 at the closing, with the balance to be paid through a series of payments through December 2010.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of the Company’s results of operations and financial condition should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations relate to continuing operations unless noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A Risk Factors, on our Annual Report on Form 10-K for the year ended June 30, 2008.
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) net sales decreased slightly to $9.0 million for the first quarter of fiscal year 2009, ended September 30, 2008, versus net sales of $9.1 million for the comparable period of the prior year. The small decrease in sales year-to-year is a result of the higher than normal order activity in the previous year from certain large North American electric fencing systems customers.
Income from continuing operations was $164,000, or $0.07 per basic and diluted share and net income was $158,000, or $0.06 per basic and diluted share, for the three months ended September 30, 2008, compared to income from continuing operations of $117,000, or $0.05 per basic and diluted share and net income of $2.6 million, or $1.05 per basic and $1.02 per diluted share, in the same period of the prior year. The increase in income from operations over the prior year resulted primarily from lower operating and interest expense in the current year, and the difference in net income resulted from the gain on sale of subsidiary in the prior year.
On July 24, 2007, the Company entered into a Stock Purchase Agreement to sell the Company’s Waters Medical Systems, Inc., (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations. The sale of WMS was completed on August 1, 2007 for $5 million cash, resulting in a gain, net of tax, of approximately $2.5 million. Cash proceeds from the sale were used to reduce borrowing under the Company’s Wells Fargo credit facility.
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
The Company has also launched organic growth initiatives to leverage both its distribution channels and electric fencing systems technology. In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries of its Guard Tower® perimeter fence security system in fiscal 2006 and initial deliveries of its patent-pending rapid pulse energizer system in fiscal 2007 The Company continues to work to establish its non-lethal electric fencing and its patented Guard Tower® product lines in targeted market applications, primarily through its US and UK sales channels.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 12

Products comprising the automatic gate opener systems and accessories targeting the Do-It-Yourself Zareba market are sold through existing retail channels in North America and the UK, often to the same customer that purchased products of the Zareba product line. During the second half of fiscal 2007, the Company began shipping a new family of professional series automatic gate openers (PS AGO) available to the professional installer distribution channels, targeting market growth opportunities. In response to changing market and competitive conditions, the Company discontinued the sales of the PS AGO products in June 2008 and commenced efforts to sell the product line. This decision will allow the Company to focus more on the Company’s core products and established distribution channels, while continuing to evaluate and develop its perimeter security products initiative. On October 22, 2008, the Company sold substantially all of the assets of its professional series automatic gate operator product line.
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
Results of Continuing Operations
Net sales for the three months ended September 30, 2008 were $9.0 million, compared to $9.1 million for the comparable period of the prior year. The small decrease in sales year-to-year is a result of the higher than normal order activity in the previous year from certain large North American electric fencing systems customers. Although the strengthening of the US dollar versus the British pound sterling did not have a significant impact on first quarter sales year-to-year, the Company expects that this strengthening of the US dollar against the British pound sterling, if sustained, may result in lower reported sales revenue for our UK operations as sales are translated to US dollars at these lower exchange rates. Sales in the UK accounted for nearly 30% of the Company’s net sales in fiscal 2008.
Additionally, the Company continues to monitor the current economic climate in its primary markets. A protracted downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year.
Gross margins for the three months ended September 30, 2008 were 32.1% compared to 32.0% for the previous year. Margins benefited from recent sales price increases, which were offset by changes in customer mix for the period.
Selling, general and administrative expenses were $2.2 million for the three months ended September 30, 2008 compared to $2.3 million in the prior year. The decrease resulted from cost reduction initiatives implemented during the quarter. The Company will continue to review and implement expense reduction initiatives as they are identified.
Research and development expenses were $242,000 for the three months ended September 30, 2008 versus $282,000 for the same period in the prior year. Current year expenditures are directed toward cost reduction initiatives and product enhancements of existing electric fencing systems products. The Company’s investments in research and development are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s debt to finance the Rutland acquisition, was $71,000 for the three months ended September 30, 2008 compared to $134,000 in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt following repayment of debt from the proceeds of the sale of WMS, and lower interest rates in the current year.
Income from continuing operations was $164,000, or $0.07 per basic and diluted share for the three months ended September 30, 2008, compared to income from continuing operations of $117,000, or $0.05 per basic and diluted share for the three months ended September 30, 2007. Lower operating and interest expenses in the year generated the increase from the previous year.
Results of Discontinued Operations, Gain from the Sale of Subsidiary and Net Income

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 13

Loss from discontinued operations, net of tax was $6,000, or $0.00 per basic and diluted share for the three months ended September 30, 2008, versus a loss of $100,000, or $0.04 per basic and diluted share for the three months ended September 30, 2007, reflecting the net results of the PS AGO operations in the current year and the results of the WMS and PS AGO operations for the prior year.
Gain from sale of subsidiary, net of tax was $2.5 million, or $1.04 per basic share and $1.01 per diluted share for the three months ended September 30, 2007, reflecting the sale of the WMS subsidiary on August 1, 2007.
Net income for the first quarter of fiscal 2009 was $158,000, or $0.06 per basic and diluted share, versus net income of $2.6 million, or $1.05 per basic and $1.02 per diluted share in the same period of the previous year, reflecting the differences in results from continuing and discontinued operations and the gain from the sale of WMS.
Liquidity and Capital Resources
The Company’s cash and working capital balances at September 30, 2008 were $0.5 million and $6.1 million, respectively, as compared to $0.6 million and $7.2 million at June 30, 2008. The decrease in working capital resulted primarily from use of cash proceeds from operations to reduce long-term debt during the first quarter of fiscal 2009.
Accounts receivable decreased to $5.4 million at September 30, 2008 from $8.0 million at June 30, 2008 reflecting the seasonality of our sales. Inventories decreased to $5.9 million at September 30, 2008, versus $6.1 million at June 30, 2008, reflecting decreased projected seasonal demand going into the fiscal second quarter, typically our lowest quarter of seasonal demand.
Capital expenditures were $11,000 in the first three months of fiscal 2008 versus $141,000 in same period of the prior year, and were used primarily for manufacturing and computer equipment and purchases of new product tooling. The Company expects total capital expenditures for fiscal 2009 to range from $0.5 million to $0.8 million.
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “2007 Credit Agreement”), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement, as amended, will bear interest at either a base rate minus 1.0 percent to 0 percent (amended to base rate plus 0 percent to plus 0.50 percent), based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent (amended to plus 1.5 percent to plus 3.0 percent), based upon financial performance. The outstanding balance under this revolving credit facility at September 30, 2008 was $2.4 million. The effective interest rate at September 30, 2008 was 4.00 percent, and the average effective interest rate for the three months then ended was 4.00 percent. The Company and Chase entered into amendments to the 2007 Credit Agreement on September 30, 2008 and October 22, 2008.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On September 30, 2008, the effective interest rate was 7.13 percent and the average effective interest rate for the three months then ended was 7.26 percent, versus 7.19 percent for the same period in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $88,000). The balance outstanding under this facility at September 30, 2008 was £0.5 million, or approximately $0.9 million.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities and are subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 14

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
Amortization of Intangible Assets
Customer relationships agreements are amortized on a straight-line basis over seven years. Intangible assets are amortized on a basis that corresponds to the Company’s projections of future cash flows directly related to these intangible assets. The estimates that are included in its projection of future cash flows are based on the best available information at the time of the determination of useful life and amortization method. A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 15

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
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facilities, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; and (b) the Company’s expectation that its capital expenditures will range from $0.5 to $0.8 million in fiscal 2009, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures.
Item 4. Controls and Procedures
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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Change in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 16

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth elsewhere in this report, you should carefully consider the “Risk Factors” discussed in Part I, Item 1A (Risk Factors) of the Company’s Form 10-K for the period ended June 30, 2008. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Item 6. Exhibits
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 17

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 5, 2008

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, September 30, 2008	page 18