Form 10-Q
period 2008-12-31
ZAREBA SYSTEMS INC
filed 2009-02-13
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common Stock on February 9, 2009 was 2,481,973.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share amounts)	2008	2008
	(Unaudited)

Current assets
Cash and cash equivalents	$292	$633
Accounts receivable, net	2,509	8,031
Inventories	5,919	6,083
Other current assets	1,318	1,112
Current assets of discontinued operations	37	257

Total current assets	10,075	16,116

Property, plant and equipment, net	2,327	2,628

Other assets
Trademarks	2,520	2,681
Customer relationships, net	682	1,098
Other, net	636	525

Total other assets	3,838	4,304

TOTAL ASSETS	$16,240	$23,048

Current liabilities
Accounts payable	$2,118	$4,282
Accrued liabilities	1,834	2,617
Income taxes payable	—	676
Current maturities of long-term debt	582	1,121
Current liabilities of discontinued operations	133	172

Total current liabilities	4,667	8,868

Deferred income taxes	369	685
Other long-term liability	234	175
Long-term debt, less current maturities	2,333	3,570

Total liabilities	7,603	13,298

Stockholders’ equity
Undesignated shares as of December 31, 2008 and June 30, 2008, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of December 31, 2008 and June 30, 2008, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of December 31, 2008 and June 30, 2008, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,465,696 and 2,465,696 shares, respectively	25	25
Additional paid-in capital	2,663	2,635
Accumulated other comprehensive income:
Foreign currency translation adjustment	(424)	389
Retained earnings	6,373	6,701

Total stockholders’ equity	8,637	9,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,240	$23,048

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands, except per share data)	2008	2007	2008	2007

Net sales	$4,851	$6,283	$13,821	$15,378
Cost of goods sold	3,404	4,747	9,496	10,931

Gross profit	1,447	1,536	4,325	4,447
Operating expenses
Selling, general and administrative	1,786	2,210	3,985	4,546
Research and development	237	245	479	527

Total operating expenses	2,023	2,455	4,464	5,073

Loss from operations	(576)	(919)	(139)	(626)

Other income (expense), net
Interest income	3	9	8	22
Interest expense	(65)	(77)	(136)	(211)
Other income (expense), net	(67)	(72)	(182)	(61)

Loss before income taxes	(705)	(1,059)	(449)	(876)
Income tax benefit	(220)	(359)	(128)	(293)

Loss from continuing operations	(485)	(700)	(321)	(583)
Loss from discontinued operations, net of tax	(1)	(70)	(7)	(170)
Gain from sale of subsidiary, net of tax	—	—	—	2,546

Net income (loss)	$(486)	$(770)	$(328)	$1,793

Income from continuing operations per common and common equivalent share:
basic	$(0.20)	$(0.29)	$(0.13)	$(0.24)
diluted	$(0.20)	$(0.29)	$(0.13)	$(0.23)

Loss from discontinued operations per common and common equivalent share:
basic	$—	$(0.03)	$—	$(0.07)
diluted	$—	$(0.03)	$—	$(0.07)

Gain from sale of subsidiary per common and common equivalent share:
basic	$—	$—	$—	$1.04
diluted	$—	$—	$—	$1.02

Net income per common and common equivalent share:
basic	$(0.20)	$(0.31)	$(0.13)	$0.73
diluted	$(0.20)	$(0.31)	$(0.13)	$0.72

Weighted average number of shares outstanding
Basic	2,465,696	2,452,291	2,465,696	2,452,291
diluted	2,465,696	2,452,291	2,465,696	2,503,315
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended December 31,
(In thousands)	2008	2007

Cash flows provided by (used in) operations:
Reconciliation of net income (loss) to net cash provided by operations
Net income (loss)	$(328)	$1,793
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	440	572
Gain on sale of subsidiary	—	(2,546)
(Gain) loss on disposal of plant and equipment	(32)	9
Stock-based compensation expense	28	121
Deferred income taxes	(44)	(52)
Changes in assets and liabilities:
Accounts receivable, net	5,097	3,435
Inventories	(495)	64
Other assets	(124)	(506)
Accounts payable and accrued expenses	(3,490)	(3,619)
Other long-term liability	59	—

Net cash provided by (used in) operations	1,111	(729)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(49)	(180)
Proceeds from sale of discontinued product line	200	—
Proceeds from sale of subsidiary	—	5,000

Net cash provided by (used in) investing activities	151	4,820

Cash flows provided by (used in) financing activities:
Net proceeds from (payments on) long-term debt — revolving credit facility	(1,029)	1,787
Payments of debt issue costs	(11)	(40)
Payments on long-term debt	(467)	(6,728)

Net cash provided by (used in) financing activities	(1,507)	(4,981)
Effect of exchange rate changes in cash	(96)	6

Net increase (decrease) in cash and cash equivalents	(341)	(884)
Cash and cash equivalents — beginning of period	633	1,614

CASH AND CASH EQUIVALENTS — END OF PERIOD	$292	$730

Supplemental Schedule of Non-Cash Activities
Long-term liability recorded for adoption of FIN 48 (See Note 8)	$—	175
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2008 and 2007
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
The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
1. Net Income (loss) per Share
The following table sets forth the computation of basic and diluted income and income per share:

	Three months		Six months
	ended December 31,		ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income	$(486)	$(770)	$(328)	$1,793
Denominator:
Weighted average common shares outstanding-basic	2,465,696	2,452,291	2,465,696	2,452,291
Dilution associated with the company’s stock-based compensation plans	—	—	—	51,024

Weighted average common shares outstanding-diluted	2,465,696	2,452,291	2,465,696	2,503,315

Net income (loss) per common share-basic	$(0.20)	$(0.31)	$(0.13)	$0.73
Net income (loss) per common share-diluted	$(0.20)	$(0.31)	$(0.13)	$0.72

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	—	101,175	—	—
Stock options with exercise prices greater than the average market price of the common shares for those periods	135,075	222,525	135,075	192,525
2. Comprehensive Income (loss)
The components of comprehensive income (loss), net of related tax, for the three and six months ended December 31, 2008 and 2007 were as follows:

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands)	2008	2007	2008	2007

Net income (loss)	$(486)	$(770)	$(328)	$1,793
Foreign currency translation adjustment	(433)	(123)	(813)	(48)

Comprehensive income (loss)	$(919)	$(893)	$(1,141)	$1,745

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 6

3. Stock-Based Compensation
Commencing July 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $96,000 of related compensation expense, or $60,000 net of tax or $0.02 per basic and diluted share, to the gain on sale of subsidiary during the first quarter of fiscal 2008 as a result of accelerated vesting of certain options upon closing of the transaction. We also recorded $14,000 and $28,000 of related compensation expense, all to general and administrative expense, for the three and six month periods ended December 31, 2008, respectively, as compared to $12,000 and $25,000 for the respective comparable periods in the prior year. The related tax benefit from recording this non-cash general and administrative expense was $5,000 and $10,000, and the net compensation expense to operations was $9,000, or $0.00 per basic and diluted share, and $18,000, or $0.01 per basic and diluted share, for the three and six month periods ended December 31, 2008, respectively. The related tax benefit from recording this non-cash general and administrative expense was $4,000 and $9,000 and the net compensation expense to operations was $8,000, or $0.00 basic and diluted share, and $16,000, or $0.01 per basic and diluted share, for the three and six months ended December 31, 2007, respectively. Remaining stock-based compensation for both periods is related to the Company’s employee stock purchase plan. As of December 31, 2008, a total of $84,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next four years.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. Options for 5,025 shares were granted during the six months ended December 31, 2008, and the weighted average fair value of these options was $1.48, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 103.78%, a risk-free interest rate of 4.00% and expected option lives of 7.5 years. There were no options granted in the three months ended December 31, 2008.
The Company’s stock options generally vest over four to five years of service and have a contractual life of 10 years. We have 550,000 shares authorized for grant under the 2004 Equity Incentive Plan.
Option activity under both plans during the six months ended December 31, 2008 was as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2008	159,825	$3.99
Granted	5,025	1.72
Exercised	—	—
Forfeited	29,775	$3.04

Options outstanding, December 31, 2008	135,075	$4.12	$—

Exercisable, December 31, 2008	90,575	$4.72	$—

As of December 31, 2008, the options outstanding have a weighted average remaining contractual life of 5.5 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.72 to $3.63	86,275	5.7 years	$2.64	46,275	$2.80
$4.00 to $4.52	16,275	2.2 years	$4.16	16,275	$4.16
$6.83 to $8.47	32,525	6.8 years	$8.04	28,025	$8.23

$1.72 to $8.47	135,075	5.5 years	$4.12	90,575	$4.72

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 7

4. Balance Sheet Information
Accrued severance expense, included in accrued liabilities was as follows:

December 31,
(In thousands)	2008
(Unaudited)
Beginning balance, June 30, 2008	$377
Severance accrual	—
Severance payments	(236)

Ending balance, December 31, 2008	$141

Inventories consisted of the following.

	December 31,	June 30,
(In thousands)	2008	2008
	(Unaudited)
Raw materials	$1,958	$2,311
Finished goods	3,961	3,772

TOTALS	$5,919	$6,083

5. Goodwill and Intangible Assets
Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expenses related to definite lived intangible assets for the three and six months ended December 31, 2008 were $74,000 and $147,000, respectively, compared to $87,000 and $173,000 in the respective comparable periods ended December 31, 2007.
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
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “2007 Credit Facility”), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement, as amended, will bear interest at either a base rate minus 1.0 percent to 0 percent (amended to base rate plus 0 percent to plus 0.50 percent), based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent (amended to plus 1.5 percent to plus 3.0 percent), based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2008 was $2.3 million. The effective interest rate at December 31, 2008 was 3.75 percent, and the average effective interest rate for the three and six months then ended was 4.32 and 4.16 percent, respectively, versus 6.78 and 6.97 percent for the respective periods in the prior year. The Company and Chase entered into amendments to the 2007 Credit Agreement on September 30, 2008 and October 22, 2008.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 8

Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2008, the effective interest rate was 4.78 percent and the average effective interest rate for the three and six months then ended was 6.07 percent and 6.63 percent, respectively, versus 7.84 percent and 7.86 percent for the respective periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $72,000). The balance outstanding under this facility at December 31, 2008 was £0.4 million, or approximately $0.6 million.
The following table summarizes the debt outstanding:

	United States
	Bank Debt as of
	December 31,	June 30,
(In thousands)	2008	2008

Note payable to bank	$2,331	$3,360
Other	3	3

	2,334	3,363
Less current maturities and short-term borrowings	(1)	(1)

Total	$2,333	$3,362

	United Kingdom
	Bank Debt as of
	December 31,	June 30,
(In thousands)	2008	2008

Note payable to bank	$581	$1,328
Less current maturities and short-term borrowings	(581)	(1,120)

Total	$—	$208

Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities and are subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
7. Discontinued Operations, Sale of Professional Series Automatic Gate Opener Product Line and Sale of Waters Medical Systems, Inc.
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
On October 22, 2008, the Company sold substantially all of the assets of its professional series automatic gate operator product line to Amazing Gates of America, LLC (Buyer) for $739,000, plus the assumption of certain outstanding inventory purchase obligations of the Company. The purchase price was payable in cash of $200,000 at the closing, with the balance to be paid in installments by December 2010. The purchase price is evidence by promissory notes receivable from the Buyer which are secured by the assets sold to Buyer. The payment at closing was directly applied as the purchase price of the assets transferred to Buyer at that date. The Company retained possession of the remaining assets and will deliver them to the Buyer as the Buyer makes the required installment payments under the notes receivable. Valuation reserves were established for 100% of the balance of the notes receivable by the Company, and accordingly, no gain on the transaction has been recorded. Payments by the Buyer on the notes receivable along with valuation assessments by Company management each quarter may result in a gain on the sale of the product line being realized in future periods.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 9

Assets and liabilities of PS AGO product line at December 31, 2008 and June 30, 2008 were as follows:

	December 31,	June 30,
(In thousands)	2008	2008

Accounts receivable, net	$4	$39
Inventories, net	33	218
Other current assets	—	—

Current assets of discontinued operations	37	257

Property and equipment, net	—	—

Other assets of discontinued operations	—	—

Accounts payable	—	—
Accrued compensation and other liabilities	133	172

Current liabilities of discontinued operations	$133	$172

Condensed consolidated statements of operations for PS AGO product line for the three and six months ended December 31, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007

Net sales	$(1)	$191	$2	$318
Gross profit	(1)	63	(11)	73
Selling, general and administrative	—	127	—	250
Research and development	—	46	—	109
Income tax provision (benefit)	—	(40)	(4)	(103)
Loss from discontinued operations, net of tax	$(1)	$(70)	$(7)	$(183)
Waters Medical Systems, Inc.
On July 24, 2007 the Company entered in to a Stock Purchase Agreement for the sale of the Company’s Waters Medical Systems, Inc. (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations.
The sale of WMS was completed on August 1, 2007. The transaction involved the sale of 100 percent of the stock of WMS, including all assets and liabilities of WMS at close, for $5 million cash.
The gain on the sale of WMS recorded in the first quarter of fiscal 2008 was calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (estimated rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Condensed consolidated statements of operations for WMS for three and six months ended December 31, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2008	2007	2008	2007

Net sales	$—	$—	$—	$142
Gross profit	—	—	—	79
Selling, general and administrative	—	—	—	47
Research and development	—	—	—	11
Income tax provision	—	—	—	8
Gain from discontinued operations, net of tax	$—	$—	$—	$13

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 10

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
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At December 31, 2008, the balance of unrecognized tax benefits is $234,000. The December 31, 2008, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $12,000 for the payment of interest and penalties as of July 1, 2007, the date of adoption, and accrued interest and penalties at December 31, 2008 and June 30, 2008 totaled approximately $33,000 and $28,000, respectively.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 11

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
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) net sales decreased to $4.9 million and $13.8 million for the three and six months ended December 31, 2008, respectively, versus net sales of $6.3 million and $15.4 million for the comparable periods in the prior year. The decrease in sales year-to-year resulted from a combination of factors including: a) the impact of the strengthening of the US dollar against the British pound sterling, causing sales by our UK subsidiary to be translated at lower rates in US dollars; b) the decreased order activity by our customers generally as they manage inventory in the current economic climate; and c) the impact of apparent shifts in ordering patterns of two of our largest customers during the comparative periods.
Loss from continuing operations was $485,000, or $0.20 per basic and diluted share and $321,000, or $0.13 per basic and diluted share for the second quarter and six months ended December 31, 2008, respectively, as compared to loss from continuing operations of $700,000, or $0.29 per basic and diluted share and $583,000, or $0.24 per basic and $0.23 per diluted share in the respective comparable periods of the prior year. The decrease in loss from operations from the prior year resulted primarily from improved gross margins and lower operating and interest expense in the current year.
Net loss was $486,000, or $0.20 per basic and diluted share and $328,000, or $0.13 per basic and diluted share for the three and six months ended December 31, 2008, versus a net loss of $770,000, or $0.31 per basic and diluted share and net income of $1.8 million, or $0.73 per basic and $0.72 per diluted share for the second quarter and first six months of the prior fiscal year, respectively. The gain on sale of subsidiary in the first quarter of the prior year generated the net income for the corresponding six month period.
On July 24, 2007, the Company entered into a Stock Purchase Agreement to sell the Company’s Waters Medical Systems, Inc. (WMS) subsidiary to a third party. The WMS subsidiary, a provider of medical products was initially formed on June 30, 2005, when all the assets of the WMS division of Zareba were transferred to the newly-formed subsidiary, and has operated in a separate business segment of the Company. Accordingly, all results of operations and assets and liabilities of WMS for all periods presented prior to the transaction date have been restated and classified as discontinued operations. The sale of WMS was completed on August 1, 2007 for $5 million cash, resulting in a gain, net of tax, of approximately $2.5 million. Cash proceeds from the sale were used to reduce borrowing under the Company’s Wells Fargo credit facility.
On August 29, 2007, the Company entered into a $6 million secured revolving credit facility with JPMorgan Chase Bank, N.A. Proceeds from the facility will be used for general working capital purposes and were used to repay the prior Wells Fargo Business Credit facility, totaling approximately $1.1 million.
On October 22, 2008, the Company sold substantially all of the assets of its professional series automatic gate operator product line to Amazing Gates of America, LLC (Buyer) for $739,000, plus the assumption of certain outstanding inventory purchase obligations of the Company. The purchase price was payable in cash of $200,000 at the closing, with the balance to be paid in installments by December 2010. The purchase price is evidence by promissory notes receivable from the Buyer which are secured by assets sold to Buyer. Payment activity by the Buyer on the notes along with valuation assessments by Company management each quarter may result in a gain on the sale of the product line being realized in future periods.
Overview
Zareba Systems, Inc. designs, manufactures and markets electronic perimeter fence and access control systems, operating in one world-wide business segment. Zareba has three subsidiaries, Zareba Systems Europe Limited, Zareba Security, Inc. and Zareba Systems of Canada LTD.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 12

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
The Company has also launched organic growth initiatives to leverage both its distribution channels and electric fencing systems technology. In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries of its Guard Tower® perimeter fence security system in fiscal 2006 and initial deliveries of its patent-pending rapid pulse energizer system in fiscal 2007. The Company continues to work to establish its non-lethal electric fencing and its patented Guard Tower® product lines in targeted market applications, primarily through its US and UK sales channels.
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
In August 2007, the Company completed the sale of the Company’s Waters Medical Systems, Inc. (WMS) subsidiary, exiting the medical products market. In the years prior to the sale, WMS had represented a diminishing portion of the Company’s total business and accounted for less than 10% of the Company’s revenue. WMS was no longer compatible with the strategic direction of the Company and the divestiture provided the Company cash while allowing the Company to focus on its single core segment.
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
Results of Continuing Operations
Net sales for the three and six months ended December 31, 2008 were $4.9 million and $13.8 million, respectively, compared to $6.3 million and $15.4 million for the comparable periods in the prior year. The decrease in sales year-to-year for the second quarter and first six months resulted primarily from the combination of the following factors:
•	Sales in the United Kingdom in British pound sterling were actually slightly higher year over year for both periods, however, when we translate those sales into US dollars, the strengthening of the US dollar compared to the British pound sterling resulted in a decrease in sales of approximately $0.5 million for the quarter and $0.6 million through the first six months.

•	The remaining decrease for the periods resulted from decreases year-over-year in our North American electric fencing customers’ orders as they closely managed inventory levels during the low season for our product markets and apparent shifts in ordering patterns of two of our largest customers during the comparative periods. However, our evaluation of these customers’ historical purchasing patterns appears to indicate that less than $0.5 million of the decrease in net sales in the fiscal 2009 second quarter and fiscal 2009 to date sales from the respective previous year periods was attributable to the current economic conditions.
The Company expects that the continued strength of the US dollar versus the British pound sterling will adversely affect sales revenues in the third quarter of fiscal 2009, and, if it remains at recent levels, will adversely affect year to year comparisons through the remainder of fiscal 2009 and into fiscal 2010. Sales in the UK accounted for nearly 30% of the Company’s net sales in fiscal 2008.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 13

Additionally, the Company continues to monitor the current economic climate in its primary markets. A protracted downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year.
Gross margins for the three and six months ended December 31, 2008 were 29.8% and 31.3%, respectively, compared to 24.4% and 28.9% for the comparable prior year periods. Margins in the current year periods benefited from sales price increases implemented beginning in late fiscal 2008 and second quarter margins also reflected customer mix differences year-to year.
Selling, general and administrative expenses were $1.8 million and $4.0 million for the three and six months ended December 31, 2008, respectively, compared to $2.2 million and 4.5 million for the comparable periods in the prior year. The decrease resulted from reduced direct selling expenses associated with lower sales revenue and from cost reduction initiatives implemented late in fiscal 2008 and during the first half of fiscal 2009. The Company will continue to scrutinize expenses and implement expense reduction initiatives as they are identified.
Research and development expenses were $237,000 and $479,000 for the three and six months ended December 31, 2008, respectively, versus $245,000 and $527,000 for the comparable periods in the prior year. Prior year amounts included agency registration costs for products under development that have since been completed. Current year expenditures are directed toward cost reduction initiatives and product enhancements of existing electric fencing systems products. The Company’s investments in research and development are designed to protect and enhance our future financial performance.
Interest expense, principally related to the Company’s debt to finance the Rutland acquisition, was $65,000 and $136,000 for the three months and six months ended December 31, 2008, respectively, compared to $77,000 and $211,000 for the comparable periods in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt following repayment of debt from the proceeds of the sale of WMS, and lower interest rates in the current year.
Loss from continuing operations was $485,000, or $0.20 per basic and diluted share and $321,000, or $0.13 per basic and diluted share for the second quarter and six months ended December 31, 2008, compared to loss from continuing operations of $700,000, or $0.29 per basic and diluted share and $583,000, or $0.24 per basic and $0.23 per diluted share for the respective comparable periods in the prior year. Lower operating and interest expenses offset the impact of the decreased gross profit from lower sales in the current year periods as compared to fiscal 2008.
Results of Discontinued Operations, Gain from the Sale of Subsidiary and Net Income
Loss from discontinued operations, net of tax was $1,000 and $7,000, or $0.00 per basic and diluted share for the three and six months ended December 31, 2008, versus a loss of $70,000 and $170,000, or $0.03 and $0.07 per basic and diluted share for the three and six months ended December 31, 2007, respectively, reflecting the net results of the PS AGO operations in the current year and the results of the WMS and PS AGO operations for the prior year.
Gain from sale of subsidiary, net of tax was $2.5 million, or $1.04 per basic share and $1.02 per diluted share for the six months ended December 31, 2007, reflecting the sale of the WMS subsidiary on August 1, 2007.
Net loss for the second quarter and first six months of fiscal 2009 was $486,000 and $328,000, or $0.20 per basic and diluted share and $0.13 per basic and diluted share, respectively, versus net loss of $770,000, or $0.31 per basic and diluted share for the second quarter of fiscal 2008 and net income of $1.8 million, or $0.73 per basic and $0.72 per diluted share in the six months ended December 31, 2007, reflecting the differences in results from continuing and discontinued operations and the gain from the sale of WMS.
Liquidity and Capital Resources
The Company’s cash and working capital balances at December 31, 2008 were $0.3 million and $5.4 million, respectively, as compared to $0.6 million and $7.2 million at June 30, 2008. The decrease in working capital resulted primarily from use of cash proceeds from operations to reduce long-term debt during the first six months of fiscal 2009.
Accounts receivable decreased to $2.5 million at December 31, 2008 from $8.0 million at June 30, 2008 reflecting the seasonality of our sales and decreased sales in the current fiscal year. Inventories decreased to $5.9 million at December 31, 2008, versus $6.1 million at June 30, 2008, reflecting decreased projected seasonal demand in the first part of the fiscal third quarter.
Capital expenditures were $49,000 in the first six months of fiscal 2009 versus $180,000 in same period of the prior year, and were used primarily for manufacturing and computer equipment and purchases of new product tooling. The Company expects total capital expenditures for fiscal 2009 to range from $0.5 million to $0.8 million.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 14

On October 22, 2008, the Company closed on the sale of the PS AGO product line, receiving an initial payment of $0.2 million. On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “2007 Credit Agreement”), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility provides for a $6 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Agreement, as amended, will bear interest at either a base rate minus 1.0 percent to 0 percent (amended to base rate plus 0 percent to plus 0.50 percent), based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5 percent to 2.5 percent (amended to plus 1.5 percent to plus 3.0 percent), based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2008 was $2.3 million. The effective interest rate at December 31, 2008 was 3.75 percent, and the average effective interest rate for the three and six months then ended was 4.32 and 4.16 percent. The Company and Chase entered into amendments to the 2007 Credit Agreement on September 30, 2008 and October 22, 2008.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. On December 31, 2008, the effective interest rate was 4.78 percent and the average effective interest rate for the three and six months then ended was 6.07 percent and 6.63 percent, respectively, versus 7.84 percent and 7.86 percent for the respective periods in the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $72,000). The balance outstanding under this facility at December 31, 2008 was £0.4 million, or approximately $0.6 million.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 15

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

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 16

Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facilities, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) the Company’s expectation that its capital expenditures will range from $0.5 to $0.8 million in fiscal 2009, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures; (c) the Company’s expectation that the continued strength of the US dollar versus the British pound sterling will adversely affect sales revenues in the third quarter of fiscal 2009, and, if it remains at recent levels, will adversely affect year to year comparisons through the remainder of fiscal 2009 and into fiscal 2010, which depends upon the actual exchange rates during such periods; (d) the potential gain on the sale of the professional series automatic gate operator product line being realized in future periods, which depends upon the Company actually receiving payments under the notes issued by Amazing Gates of America, LLC for the purchase of this line and management’s valuation assessments relating to the line; and (e) the Company’s expectation that a protracted downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year, which depends upon conditions in the economy generally and those affecting the Company’s customers specifically, as well as demand for the Company’s products.
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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Change in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 17

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
Item 4. Submission of Matters to a Vote of Security Holders
On November 6, 2008, the Company held its Annual Meeting of Shareholders. Proxies received and counted before the meeting, for representation at the meeting, were 2,144,001 shares which was 87.0% of the issued and outstanding 2,465,696 shares, which exceeded the 33—1/3 percent required for a quorum.
The order of business submitted for vote at the meeting was to (i) establish the size of the Board of Directors for the ensuing year to be set at five (5), (ii) to elect three Class 1 directors, and (iii) to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2009.
Shares voting for the resolution to set the number of directors at five (5) totaled 2,007,386, with 136,615 voting against or abstaining.
Shares voting on the second resolution to elect three Class 1 directors were as follows:
•	Mr. Franta — 2,007,992 shares for, 136,009 shares withheld

•	Mr. Grimstad — 1,775,649 shares for, 368,352 shares withheld

•	Mr. Nordquist — 2,007,992 shares for, 136,009 shares withheld
The third resolution to ratify the appointment of Virchow, Krause & Company LLP as our independent registered public accounting firm for the year ending June 30, 2009 was approved by shares voting for the resolution totaling 2,138,076, with 5,925 voting against or abstaining.
Item 6. Exhibits
10.1	Second Amendment to Revolving Credit Agreement, dated as of October 22, 2008, by and among Zareba Systems, Inc. and Zareba Security, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to the Current Report on Form 8-K dated October 22, 2008).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 18

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 13, 2009

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, December 31, 2008	page 19