Form 10-K
period 2009-06-30
ZAREBA SYSTEMS INC
filed 2009-09-28
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended June 30, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the Company’s most recently completed second fiscal quarter was $2,379,204.
The number of shares outstanding of the Company’s Common Stock on September 4, 2009 was 2,481,973.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to General Instructions G(3), the responses to items 10, 11, 12, 13 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before October 28, 2009.

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
In June 2008, Zareba discontinued its professional series automatic gate opener (PS AGO) product line and commenced efforts to sell the related assets and eliminate personnel and support costs associated with the product line. On October 22, 2008, the Company sold substantially all of the assets of its PS AGO product line to a third party for $739,000, plus the assumption of certain outstanding inventory purchase obligations of the Company. The purchase price was payable in cash of $200,000 at the closing, with the balance evidenced by promissory notes receivable from the buyer, payable in installments by December 2010.
Included in discontinued operations for all periods presented are Zareba’s PS AGO product line and its WMS subsidiary. The Company now operates in one business segment. All references to the business are based on results of operations from continuing operations.
At June 30, 2008, the Company recorded a non-cash goodwill impairment charge of $6.3 million relating to all of the goodwill from the NCP and Rutland acquisitions, reducing net book value by the same amount. The impairment resulted from the decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets, and was recorded as required by SFAS 142 in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.
On September 10, 2009 the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value.

B. Business of Issuer
Zareba Systems designs, manufactures and sells electronic perimeter fence and access control systems in both North America and the United Kingdom. These products are used for the control, containment and deterrent of animals, including horses and livestock in agricultural applications, and small animals in lawn and garden applications, including the hobby farm market. These products are also used in perimeter security applications to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. An electronic perimeter fence system consists of an alternating current (also referred to as “AC”), direct current (also referred to as “DC”) or solar energizer, insulators for the fence posts, poly wire, tape and rope, and a wide range of hardware and accessories.
Zareba also offers a line of electronic automatic gate openers designed to open gates safely from a distance, such as from a vehicle, marketed primarily for various agricultural, hobby farm and residential applications. These products open gates from a distance using a radio frequency transmitter signal and battery backed-up motors to swing open various styles of gates allowing access to secured property. In addition, Zareba Systems offers the patented Guard Tower® perimeter fence security system and the patented rapid pulse energizer system designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of security applications. Potential applications include airports, oil refineries, remote utility sites, high value storage sites, and correctional facilities, as well as other commercial or government properties.
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
The market for electronic perimeter fence systems is competitive, with several global manufacturers vying for market share. By providing a fully integrated line of products, Zareba Systems considers itself the largest supplier of electronic perimeter fence systems in North America and the United Kingdom. In fiscal year 2009, one Zareba Systems customer accounted for sales of greater than 10% of the Company’s total sales. Sales to this customer totaled $8.5 million.
Zareba Systems has made no significant electric fence system sales directly to governmental agencies, and therefore no governmental contracts are subject to renegotiation. Raw materials used in the production of electronic perimeter fence system products are generally available from a number of suppliers.
Zareba Systems has several patents, including on its (i) Apparatus and Method for Control of Electric Fence, issued August 4, 2003; (ii) Animal Containment System having a dynamically changing perimeter which was filed in February 2002; (iii) combined front panel and mount for an electric fence insulator filed in September 1992; (iv) direct capacitive discharge electric fence controller filed in March 1997; (v) electric fence charger filed in September 1992; (vi) types of electric fence insulators filed in October 1990, August 1989 and October 2001; (vii) fence post assembly, portable fencing system and method filed in September 2000; (viii) fence post cap insulator filed in December 1996; (ix) fence strand retainer clip for fence posts filed in September 1997; (x) front panel for an electric fence insulator filed in April 1989; (xi) insulator for the backside of a t-post filed in May 1998; and (xii) electric fence charger with switchable pulse frequency filed in January 2009. Each of the patents has a 20 year duration from filing. Zareba has several other patent applications pending related to its electric fencing systems. There is no assurance that Zareba’s patents and rights to patents will afford the Company any competitive advantage.
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
During fiscal years 2009 and 2008, Zareba spent $0.9 million and $1.1 million for research and development projects, respectively.
As of June 30, 2009, Zareba and its subsidiaries had a total of 124 employees, with 111 full-time employees, as compared to a total of 134 employees, with 124 full-time employees the prior year.
Item 1A. Risk Factors
The Company’s operations are subject to a number of risks, which include but are not limited to the following:
Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline. The vast majority of Zareba’s business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Therefore, the Company typically experiences peak revenues during the fourth fiscal quarter and lowest sales levels during the second fiscal quarter. Additionally, consumer demand for our products can be affected by weather patterns. Abnormally cold or wet spring or autumn seasons may cause consumers to delay or cancel purchases. However, because the length and severity of the season is difficult to anticipate, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the seasonal impact year to year. If our operating results are below financial analysts’ or investors’ expectations due to seasonal factors, the market price of our common stock may decline.
Our operating results have been inconsistent and we have reported a loss from continuing operations in two of the past four years. The Company has made significant investments in development of new products and market channels over the past few years, coinciding with integrating a significant business acquisition. These initiatives combined with other market factors have adversely impacted our profitability and caused us to report an operating loss in two of the past four years. Continued fluctuation in our operating results could detrimentally affect the Company’s financial condition and may cause the market price of our common stock to decline.
Changes in the economic climate in our major markets and the volatility of oil and natural gas prices could adversely impact our business. Our business is impacted by the current uncertainty in the economic climates of the geographic areas in which we operate, primarily the US and UK markets. A protracted downturn in the economy in one or both of these markets could reduce the amount of funds our end customers have available for purchases of our products. Additionally, our product costs, including materials and transportation costs, are adversely impacted by increased oil and natural gas prices. Increased market prices of oil and natural gas could reduce our profits to the extent that we are not able to fully and timely pass these costs through to our customers. The current uncertainty surrounding the economic climate in the US and internationally and the potential for increased prices for oil and natural gas throughout the world, if realized, may detrimentally impact our business.
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
Reliance on a significant customer. In each of fiscal years 2009 and 2008, we had one significant customer that accounted for approximately 26% and 21% of net sales, respectively. We anticipate, but cannot assure, that this customer will continue to be significant in fiscal 2010. The loss of, or a significant decrease in sales to, this customer could have a material adverse effect on the Company’s financial condition and results of operation.
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
Substantial operations in foreign markets. Zareba has foreign subsidiaries in Canada and the United Kingdom and generated approximately 29% of its net sales from outside North America for fiscal year 2009. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control. Additionally, managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.
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
We have experienced significant volatility in our stock price. A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of many small-capitalized companies, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last two fiscal years the price of our common stock has ranged from $1.08 to $7.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and seasonal nature of the markets we serve, our significant customer concentration and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
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
Our future growth will depend in part upon our ability to develop and achieve sales of new products and successful entry into new markets. Our growth strategy depends upon the successful development and market introduction of the Company’s automatic gate opener products and security products and niche products into our core DIY business. In addition, in the case of security products, we will be entering new customer markets where we have no previous brand recognition or experience, and with longer sales cycles. We cannot assure you that we will be successful in completing development of any new products. Further, in developing new products, we will incur additional research and development and marketing expenses. Revenues, if any, which we generate from new products, may not be sufficient to recoup the expenses we will incur in the development and introduction of new products. Customers may be slow to accept our new products, if at all, and therefore, we cannot assure you that we will generate significant sales from any new products we develop. If we cannot successfully develop new products and achieve sales of our new products, our financial performance and results of operations will be adversely affected.
Fluctuation in foreign currency exchange rates may negatively affect our reported results. Zareba’s subsidiary in the United Kingdom has generated approximately 25% to 29% of our net sales over the past two years. The UK subsidiary’s sales, product costs and operating expenses are transacted primarily in British pound sterling, then translated to US dollars in our consolidated financial reports. Accordingly, fluctuations in exchange rates may cause our reported financial results in US dollars to fluctuate to a greater degree from period to period than as transacted in local currency. Additionally, the assets and liabilities of the foreign subsidiary may also fluctuate from period to period as a result of differences in exchange rates.
Our financial results for fiscal year 2010 may be adversely impacted by subsequent events. In August 2009, we announced a proposed transaction to voluntarily terminate the registration of our common stock under the federal securities laws, which proposed has been terminated prior to consummation, and on September 10,2009, the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value. We incurred expenses in connection with the proposed deregistration transaction, and we expect to incur additional expenses in connection with the exploration of strategic alternatives. These expenses may adversely impact our financial results for fiscal 2010.
Item 2. Properties
Zareba owns a 64,000 square foot facility in Ellendale, Minnesota that houses its manufacturing and support functions. In connection with the Company’s credit facility, the building and land are subject to a Negative Pledge Agreement in favor of JPMorgan Chase Bank, N.A. The Company currently leases 6,895 square feet of office space in a Plymouth, Minnesota, office complex for its corporate headquarters. The lease extends through March 31, 2011, and requires a monthly payment of approximately $5,500.
Zareba Systems Europe leases certain facilities in the UK for its manufacturing and distribution operations. The UK leases vary in term, with the principal facility lease commencing on September 22, 2004 and continuing for a twenty-five year period. The lease provides for an early termination election every five years, upon six months written notice, the first of which occurs September 22, 2009. No early termination election was made in 2009. The combined monthly lease rate for the UK facilities as of fiscal year end 2009 was approximately $28,000.
Zareba believes that its current facilities are adequate to meet its business needs and that insurance coverage on its properties is adequate.
Item 3. Legal Proceedings
Zareba did not have any legal proceedings during fiscal years 2009 and 2008 that were, and does not have any current pending legal proceedings that are, outside of routine litigation, incidental to the business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Zareba’s shareholders during the fourth quarter of fiscal year 2009.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Zareba’s common stock is traded on the NASDAQ Capital Market under the symbol ZRBA.

Stock Price	High	Low
FY2009
First Quarter	$2.75	$1.19
Second Quarter	$2.64	$1.08
Third Quarter	$2.85	$1.12
Fourth Quarter	$2.89	$1.31
FY2008
First Quarter	$7.99	$5.33
Second Quarter	$6.70	$4.23
Third Quarter	$5.93	$3.76
Fourth Quarter	$4.45	$2.20
Shareholders
As of August 26, 2009 Zareba had approximately 424 shareholders of record.
Dividend Summary
Zareba elected to retain cash for investment in the Company’s growth and did not pay a dividend in fiscal 2009 or 2008. The Board of Directors periodically reviews its dividend policy to determine if changes are warranted.
Equity Compensation Plan Information
The following table sets forth certain information regarding outstanding options to purchase Common Stock as of June 30, 2009:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
The 1995 Plan	46,275	$3.19	—
The 2004 Plan	77,550	$4.75	472,450
The ASP Plan	—	—	175,048
Equity compensation plans not approved by security holders:
None	—	—	—

	123,825	$4.17	647,498

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
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) operating results for fiscal years 2009 and 2008 reflect several events and factors that impacted its operations throughout the year. These include:
•	A decrease in net sales of 6.8% to $32.2 million in fiscal 2009 versus the previous year, primarily due to:
•	$1.9 million, or 5.5%, of the decrease in reported net sales resulted from the change in the translation rate of sales denominated in British pound sterling to US dollars for reporting purposes in fiscal 2009 versus 2008. Sales denominated in British pound sterling for the periods were virtually flat.

•	A decrease in net sales of $0.5 million, or 1.3%, resulted from decreased electric fencing sales primarily in North America.
•	Decreased selling, general and administrative expenses in fiscal 2009 reflecting the impact of fiscal 2009 cost reduction initiatives and the fiscal 2008 charges related to changes in executive management and non-cash charges for cancellation of non-vested options.

•	A non-cash goodwill impairment charge of $6.3 million (non-tax deductible), recorded in the fourth quarter of fiscal 2008, resulting from the decrease in valuations of U.S. public companies and corresponding increased costs of capital created by the weakness in the U.S. financial markets, recorded as required by SFAS 142 during the step 2 process in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.

•	A gain on the sale of the professional series automatic gate opener (PS AGO) product line in fiscal 2009 and losses associated with the discontinuance of the PS AGO product line in fiscal 2008.

•	A gain on the sale of the Company’s Waters Medical Systems, Inc. (WMS) subsidiary of $2.5 million, net of tax for fiscal 2008.

•	The reduction of $2.6 million of bank debt in fiscal 2009 from cash generated from operations and proceeds from the sale of the PS AGO product line.
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
The Company has also launched organic growth initiatives to leverage both its distribution channels and electric fencing systems technology. In the first quarter of calendar year 2005, the Company introduced two new product lines within the Zareba Systems division, perimeter security systems and electric gate opener systems and accessories. The perimeter security system is designed to deter, detect, delay, assess and respond to intrusions or escapes in a wide range of applications including utilities, airports, correctional facilities and other commercial and government properties. The Company completed initial systems deliveries of its Guard Tower® perimeter fence security system in fiscal 2006 and initial deliveries if its patented rapid pulse energizer system in fiscal 2007 The Company continues to work to establish its non-lethal electric fencing and its patented Guard Tower® product lines in targeted market applications, primarily through its US and UK sales channels.

Products comprising the automatic gate opener systems and accessories targeting the Do-It-Yourself (traditional) Zareba market are sold through existing retail channels in North America and the UK, often to the same customer that purchased products of the traditional Zareba product line. During the second half of fiscal 2007, the Company began shipping a new family of professional series automatic gate openers (PS AGO) available to the professional installer distribution channels, targeting market growth opportunities. In response to changing market and competitive conditions, the Company discontinued the sales of the PS AGO products in June 2008 and sold substantially all of the related assets to a third party in October 2008. This decision will allow the Company to focus more on the Company’s core products and established distribution channels, while continuing to evaluate and develop its perimeter security products initiative.
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
Results of Continuing Operations
Net sales for fiscal year ended June 30, 2009, decreased 6.8%, to $32.2 million compared to $34.6 million in fiscal year 2008. Of this decrease, $1.9 million, or 5.5%, resulted from the unfavorable change in the translation rate of sales that were denominated in British pound sterling and converted to US dollars for reporting purposes in fiscal 2009 versus 2008. Sales denominated in British pound sterling for the periods were virtually flat. The remaining decrease in net sales of $0.5 million, or 1.3%, resulted from decreased electric fencing sales primarily in North America. The decrease in North American fencing systems sales resulted primarily from the impact of the economic downturn in the US and the late spring in North America which delayed the buying season for our fencing systems. In light of the current economic conditions in its primary markets and the uncertainty of the exchange rate of the British pound sterling to the US dollar, the Company does not anticipate significant changes in its revenue levels in fiscal year 2010 as compared to 2009.
Fiscal year 2009 gross margins increased to 33.3% from 32.2% in fiscal year 2008. Fiscal year 2009 margins benefited from sales price increases near the end of fiscal 2008 and relaxed cost pressure on certain materials, primarily petroleum based products and steel products in fiscal 2009 as compared to the previous year. The Company expects gross margins for fiscal 2010 to be comparable to fiscal 2009, with product cost reduction initiatives and competitive pressures having offsetting impacts.
Selling, general and administrative expenses were $7.9 million, or 24% of sales, for fiscal year 2009, compared to $10.1 million, or 29%, of sales in fiscal year 2008. The decrease resulted from costs saving initiatives originating in fiscal 2008, resulting in one-time charges in fiscal 2008 of $0.4 million in severance and $0.3 million for non-cash charges for the cancellation of stock options. Additional savings year-to-year were $0.3 million in reduced salaries and approximately $0.2 million in reduced freight and commissions resulting from shifts in customer mix. In addition, $0.5 million of the decrease resulted from the lower exchange rate used to translate expense of our UK operations from British pound sterling to US dollars. Other reductions in trade show, travel and legal expenses comprised much on the remaining difference year-to-year.
Research and development expenses were $0.9 million for fiscal year 2009, compared to $1.1 million in fiscal 2008, and were directed toward product enhancements and agency certification of electric fencing systems and continued product development for perimeter security systems. The Company’s long-term investments are designed to protect and enhance our future financial performance.
The Company recorded a non-cash goodwill impairment charge of $6.3 million (non-tax deductible) in the fourth quarter of fiscal 2008. The goodwill impairment resulted from the decrease in valuations of U.S. public companies and corresponding increased cost of capital created by the weakness in the U.S. financial markets, and was recorded as required by SFAS 142 during the step 2 process in connection with the Company’s impairment test. The revaluation had no impact on the Company’s tangible net book value, liquidity or debt covenant measurements.
Interest expense was $238,000 for fiscal 2009, compared to $387,000 for fiscal year 2008. Decreased debt levels created by the proceeds from the sale of the WMS subsidiary and favorable interest rate movements in the market place were the primary contributors to the decrease in interest expense.
Income from continuing operations was $0.9 million, or $0.35 per basic and diluted share, in fiscal 2009, compared to loss of $7.1 million, or $2.90 per basic and diluted share, in fiscal 2008. The change in operating results for fiscal 2009 versus the prior year resulted primarily from the goodwill impairment charge and higher selling, general and administrative expenses in fiscal 2008.
Results of Discontinued Operations and Gain from Sale of Subsidiary
Gain from the sale of discontinued product line, net of tax was $141,000, or $0.06 per share, for fiscal 2009, reflecting net cash proceeds from the sale of the PS AGO product line. Loss from discontinued operations, net of tax was $7,000, or $0.00 per basic and diluted share, for fiscal 2009, versus a loss of $603,000, or $0.25 per basic and diluted share for fiscal 2008, reflecting the net results of WMS and the PS AGO product line prior to their respective sales. Gain from sale of the WMS subsidiary, net of tax was $2.5 million, or $1.04 per basic and diluted share, in fiscal 2008.
Net Income (Loss)
Net income for fiscal 2009 was $1.0 million, or $0.41 per basic and diluted share, versus a net loss of $5.2 million, or $2.11 per basic and diluted share, for fiscal 2008. The difference resulted primarily from the operational improvements in fiscal 2009 and the net impact of the goodwill impairment charge, gain from the sale of WMS, lower gross margins and operating costs associated with management changes in fiscal 2008.
Liquidity and Capital Resources
The Company’s cash and working capital balances at June 30, 2009 were $0.3 million and $6.9 million, respectively, as compared to $0.6 million and $7.3 million at June 30, 2008. Use of cash from operations to retire long-term debt was the primary contributor to the decrease in working capital at fiscal year-end 2009 versus 2008.
Accounts receivable were $7.3 million at June 30, 2009 versus $8.0 million in the prior year, reflecting the timing of shipments and customer payments in the fourth quarter of the respective years. Inventories were $4.9 million at June 30, 2009, versus $6.1 million in the prior year, reflecting the results of management’s efforts to reduce inventory levels.
Capital equipment placed into service totaled $0.6 million for fiscal 2009 versus $0.3 million in fiscal 2008, and was used primarily for manufacturing and computer equipment and purchases of new product tooling. Capital expenditures are expected to approximate $0.5 million in fiscal 2010.
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Facility will bear interest at either a base rate plus 0% to 0.5%, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3.0%, based upon financial performance. The outstanding balance under the Chase revolving credit facility at June 30, 2009 was $1.8 million at an effective interest rate of 3.5%, as compared to $3.4 million outstanding at an effective rate of 4.0% at June 30, 2008. The average effective interest rate for fiscal year 2009 was 3.86% as compared to 5.59% for fiscal year 2008. Unused availability under the Credit Facility at June 30, 2009 totaled $3.4 million.

Additionally, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125%) above the base rate with a five-year term. On June 30, 2009 and 2008, the effective interest rate was 2.68% and 7.62%, respectively and the average effective interest rate for fiscal year 2009 was 4.85%, versus 7.26% for the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $80,000). The balance outstanding under this facility at June 30, 2009 and 2008 was £0.1 million, or approximately $0.2 million, and £0.7 million, or approximately $1.3 million, respectively.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities. Line of credit borrowings are limited to eligible accounts receivable and inventory.
On September 10, 2009 the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value.
The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility will be adequate to meet the Company’s foreseeable operating activities and outlays for the Transaction and capital expenditures for at least the next twelve months.
Critical Accounting Policies
The Company’s critical accounting policies are discussed below.
Revenue Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. Customer rebate programs are offered based upon purchasing volume, on a percentage of sales basis. The Company accounts for customer rebates as a reduction to net sales on the accrual basis, in the period of the corresponding sale, when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.
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
Under SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets (trademarks) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any.
At June 30, 2008, the Company evaluated goodwill for impairment using the method described in the preceding paragraphs and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company made estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. After completing step one of the annual impairment test as of June 30, 2008, the Company determined that the estimated fair value of the Company was less than the net book value, requiring the completion of the second step of the impairment test. Based on the step two of the analysis prepared as of June 30, 2008, the Company determined that the entire amount of goodwill was impaired. Accordingly, the Company reduced goodwill to zero in the fourth quarter of fiscal 2008. See footnote 4 to the consolidated financial statements for additional information.
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 7 to the consolidated financial statements for additional information.
Recently Issued Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects of an entity’s financial position, financial performance and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on our results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (SFAS 166). SFAS No. 166 eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 166 to have a material impact on the preparation of our consolidated financial statements.
In June 2009, the FASB also published SFAS No. 167, “Consolidation of Variable Interest Entities an amendment to FIN 46(R)” (SFAS 167). SFAS No. 167 addresses the effects of eliminating the qualified special purpose entity concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 167 to have a material impact on the preparation of our consolidated financial statements.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facilities, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) the Company’s anticipation that its revenue levels in fiscal year 2010 will not be significantly changed as compared to 2009, which depends on the cost and success of the Company’s development efforts and new products, customer acceptance of new products, the effectiveness of its sales strategies, the success of the Zareba Systems Europe subsidiary, the actual development of the perimeter security system market, the extent to which weather and UK farm subsidies affect sales and timing, the Company’s ability to finalize distribution agreements with key distributors on acceptable terms, the success of new distribution channels, the actual costs of supplies and raw materials, the effect of consolidation within the agricultural retail industry, as well as actual competition, market and economic conditions; (c) the Company’s expectation that gross margins for fiscal 2010 to be comparable to fiscal 2009, which depends on the Company’s ability to control costs and realize cost savings, the prices of the Company’s products, and competitive pressures; (d) the Company’s expectation that its capital expenditures will approximate $0.5 million in fiscal 2010, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures; and (e) exploring strategic alternatives, which depends on the Company’s ability to identify a desirable strategic alternative and implement it, and general economic conditions.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its subsidiaries are included at the end of this report.
Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure
Not applicable.
Item 9A(T). Controls and Procedures
Disclosure Controls
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
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
Item 9B. Other Information
On September 25, 2009, the Company entered into Executive Severance Agreements (the “Agreements”) with Dale A. Nordquist, President and Chief Executive Officer, Jeffrey S. Mathiesen, Chief Financial Officer, and Donald J. Dalland, Vice President, Engineering and Operations (each, an “Executive”). Each of the Agreements provides that in the event of the termination of the Executive without cause by the Company or for good reason by the Executive within twelve (12) months following a change in control, the Executive will receive a continuation of base pay and health insurance benefits for an eighteen (18) month period following termination. No continuation of payments will occur if the termination is for cause. The Agreements also include non-solicitation covenants and non-competition provisions that prevent each Executive from having certain relationships with the Company’s competitors for a period of 12 months following termination of employment. The provisions of the Agreement with Mr. Nordquist (the “Nordquist Agreement”) supersede any similar provisions contained in Mr. Nordquist’s employment agreement in the event of a change of control, and such employment agreement is deemed amended to give effect to the provisions of the Nordquist Agreement. The foregoing description of the Agreements is not complete and is qualified by the provisions of the Agreements, which are attached hereto as Exhibits 10.27, 10.28 and 10.29 and incorporated by reference herein.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the sections entitled “Corporate Governance”, “Setting the Number of Directors and Election of Directors”, “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2009.
Item 11. Executive Compensation
Reference is made to the sections entitled “Executive Compensation”, “Employment Agreements”, “Severance Arrangements” and “Compensation of Directors” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the sections entitled “Principal Shareholders”, “Management Shareholdings” and “Executive Compensation” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2009. Reference is also made to the information set forth in Part II, Item 5 in this Form 10-K under “Equity Compensation Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2009.
Item 14. Principal Accountant Fees and Services
Reference is made to the section entitled “Ratification of Independent Registered Public Accounting Firm” included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in October 2009.

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

10.1
1995 Stock Option Plan and forms of incentive stock option agreement and nonqualified stock option agreement used under the Company’s 1995 Stock Option Plan, incorporated by reference to Exhibit (d)(i) to the Company’s Schedule 13E-3 filed August 12, 2009.**

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

Number	Description and Reference
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

Number	Description and Reference
10.19	Third Amendment to Lease between Plymouth Properties Realty LLC and Zareba Systems, Inc., dated February 5, 2008, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008

10.20	Resignation Agreement and Release between the Company and Gerald W. Grabowski, dated June 2, 2008, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008**

10.21	Resignation Agreement and Release between the Company and W. John Frederick, dated June 27, 2008, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008**

10.22	Employment Agreement between the Company and Dale A. Nordquist, dated June 30, 2008, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008**

10.23	Voluntary Cancellation Agreement of Incentive Stock Option Agreement between the Company and Jeffrey S. Mathiesen, dated June 30, 2008, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008**

10.24	Voluntary Cancellation Agreement of Incentive Stock Option Agreement between the Company and Donald G. Dalland, dated June 30, 2008, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008**

10.25	First Amendment to Revolving Credit Agreement, dated as of September 30, 2008, by and among Zareba Systems, Inc., Zareba Security Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 8, 2008.

10.26	Second Amendment to Revolving Credit Agreement, dated as of October 22, 2008, by and among Zareba Systems, Inc., Zareba Security Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated October 22, 2008.

10.27*	Executive Severance Agreement between the Company and Dale A. Nordquist, dated September 25, 2009**

10.28*	Executive Severance Agreement between the Company and Jeffrey S. Mathiesen, dated September 25, 2009**

10.29*	Executive Severance Agreement between the Company and Donald G. Dalland, dated September 25, 2009**

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm — Baker Tilly Virchow Krause, LLP.

24.1*	Power of Attorney for Dale A. Nordquist, Jeffrey S. Mathiesen, William R. Franta, John A. Grimstad, Eugene W. Courtney and Michael Bochert (included on the signature page of this Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on September 28, 2009.

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

Signature	Title	Date

/s/ Dale A. Nordquist	President, Chief Executive Officer	September 28, 2009
Dale A. Nordquist	(Principal Executive Officer) and Director

/s/ Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial Officer	September 28, 2009
Jeffrey S. Mathiesen	and Principal Accounting Officer)

/s/ William R. Franta	Director	September 28, 2009
William R. Franta

/s/ John A. Grimstad	Director and Secretary	September 28, 2009
John A. Grimstad

/s/ Eugene W. Courtney	Director	September 28, 2009
Eugene W. Courtney

/s/ Michael L. Bochert	Director	September 28, 2009
Michael L. Bochert

Annual report on Form 10-K
Item 8, Item 15(a)(1) and (2)
List of Financial Statements
Years Ended June 30, 2009 and 2008
Zareba Systems, Inc.
Minneapolis, Minnesota

Form 10-K — Item 15(a)(1) and (2)
ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Zareba Systems, Inc. and subsidiaries are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Zareba Systems, Inc.
Plymouth, Minnesota
We have audited the accompanying consolidated balance sheets of Zareba Systems, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zareba Systems, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow, Krause, LLP
Minneapolis, Minnesota
September 28, 2009

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2009	2008

Current assets
Cash and cash equivalents	$272	$633
Accounts receivable, net	7,256	8,031
Inventories	4,911	6,083
Other current assets	519	586
Deferred tax assets	409	526
Current assets of discontinued operations	—	257

Total current assets	13,367	16,116

Property, plant and equipment, net	2,698	2,628

Other assets
Trademarks	2,576	2,681
Customer relationships, net	628	1,098
Other, net	118	525

Total other assets	3,322	4,304

TOTAL ASSETS	$19,387	$23,048

Current liabilities
Accounts payable	$3,768	$4,282
Accrued salaries, wages, and other compensation	699	930
Accrued product warranties	546	529
Accrued customer rebates	395	376
Other accrued liabilities	644	782
Income taxes payable	198	676
Current maturities of long-term debt	213	1,121
Current liabilities of discontinued operations	—	172

Total current liabilities	6,463	8,868

Deferred income taxes	512	685
Other long-term liability	271	175
Long-term debt, less current maturities	1,840	3,570

Total liabilities	9,086	13,298

Commitments and contingencies	—	—

Stockholders’ equity
Undesignated shares as of June 30, 2009 and June 30, 2008, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding;	—	—
Series A Preferred Stock as of June 30, 2009 and June 30, 2008, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of June 30, 2009 and June 30, 2008, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,481,973 and 2,465,696 shares, respectively	25	25
Additional paid-in capital	2,720	2,635
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(157)	389
Retained earnings	7,713	6,701

Total stockholders’ equity	10,301	9,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,387	$23,048

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended June 30,
(Dollars in thousands, except per share data)	2009	2008

Net sales	$32,216	$34,565
Cost of goods sold	21,494	23,420

Gross profit	10,722	11,145
Operating expenses
Selling, general and administrative	7,858	10,081
Research and development	908	1,138
Goodwill impairment	—	6,264

Total operating expenses	8,766	17,483

Income (loss) from operations	1,956	(6,338)

Interest income	8	31
Interest expense	(238)	(387)
Other income (expense), net	(354)	(283)

Income (loss) before income taxes	1,372	(6,977)
Income tax provision (benefit)	494	165

Income (loss) from continuing operations	878	(7,142)
Gain from sale of discontinued product line, net of tax	141	—
Gain (loss) from discontinued operations, net of tax	(7)	(603)
Gain from sale of subsidiary, net of tax	—	2,546

Net income (loss)	$1,012	$(5,199)

Income (loss) from continuing operations per common and common equivalent share:
basic	$0.35	$(2.90)
diluted	$0.35	$(2.90)

Gain from sale of discontinued product line, net of tax per common and common equivalent share:
basic	$0.06	$—
diluted	$0.06	$—

Gain (loss) from discontinued operations, net of tax per common and common equivalent share:
basic	$—	$(0.25)
diluted	$—	$(0.25)

Gain from sale of subsidiary, net of tax per common and common equivalent share:
basic	$—	$1.04
diluted	$—	$1.04

Net income (loss) per common and common equivalent share:
basic	$0.41	$(2.11)
diluted	$0.41	$(2.11)

Weighted average number of shares outstanding
basic	2,473,768	2,458,588
diluted	2,474,173	2,458,588
See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

				Accumulated
				Other
				Comprehensive
				Income (Loss)
	Common Stock			Foreign Currency
	Outstanding		Additional Paid	Translation	Retained	Stockholders’
(In thousands)	Shares	Amount	In Capital	Adjustment	Earnings	Equity

Balance June 30, 2007	2,452	$25	$2,133	$488	$12,075	$14,721
Comprehensive income (loss):
Net income (loss)					(5,199)	(5,199)
Reclassification of foreign exchange gains related to goodwill impairment, net of tax effect of $98,000				(227)		(227)
Reclassification of deferred income tax related to realized foreign currency exchange gains for tax purposes				96		96
Foreign currency translation adjustment, net of tax effect of $18,000	—	—	—	32	—	32

Total comprehensive income (loss)						(5,298)

Stock based compensation	—	—	449	—	—	449
Adoption of FIN 48	—	—	—	—	(175)	(175)
Issuance of Common Stock
Employee Stock Purchase Plan	9	—	36	—	—	36
Exercise of stock options	5	—	17	—	—	17

Balance June 30, 2008	2,466	25	2,635	389	6,701	9,750
Comprehensive income (loss):
Net income (loss)					1,012	1,012
Foreign currency translation adjustment, net of tax effect of $294,000				(546)		(546)

Total comprehensive income (loss)						466
Stock based compensation			64			64
Adoption of FIN 48
Issuance of Common Stock
Employee Stock Purchase Plan	16	—	21			21
Exercise of stock options	—	—	—			—

Balance June 30, 2009	2,482	$25	$2,720	$(157)	$7,713	$10,301

See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year ended June 30,
(In thousands)	2009	2008

Reconciliation of net income (loss) to net cash provided by (used in) operations
Net income (loss)	$1,012	$(5,199)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	803	1,126
Goodwill impairment	—	6,264
Gain on sale of subsidiary, net of tax	—	(2,546)
Gain on sale of discontinued product line, net of tax	(141)
Valuation adjustment of discontinued operations	—	400
(Gain)/Loss on disposal of plant and equipment	(33)	26
Stock based compensation expense	64	150
Stock based compensation expense related to cancellation of stock options	—	299
Allowance for doubtful accounts	(40)	32
Deferred income taxes	126	(253)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	460	(443)
Inventories	743	(10)
Other assets	52	(431)
Accounts payable, accrued expenses and other long-term liability	(1,012)	(1,294)

Net cash provided by (used in) operations	2,034	(1,879)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(246)	(261)
Proceeds from sale of discontinued product line	338	—
Proceeds from sale of subsidiary	—	5,000

Net cash provided by (used in) investing activities	92	4,739

Cash flows provided by (used in) financing activities:
Net proceeds from long-term debt — revolving credit facility	(1,521)	3,360
Proceeds from the sale of common stock	21	53
Payments of debt issue costs	(11)	(40)
Payments on long-term debt	(869)	(7,252)

Net cash provided by (used in) financing activities	(2,380)	(3,879)
Effect of exchange rate changes in cash	(107)	38

Net increase (decrease) in cash and cash equivalents	(361)	(981)
Cash and cash equivalents — beginning of period	633	1,614

CASH AND CASH EQUIVALENTS — END OF PERIOD	$272	$633

Supplemental Schedule of Investing and Financing Activities
Equipment placed into service that was purchased in the previous period	$346	$—
Long-term liability recorded for adoption of FIN 48 (See Note 6)	—	175
Change in foreign exchange gains related to goodwill impairment, net of tax, related to other comprehensive income	—	(227)
Change in deferred income taxes for realized foreign exchange gains for tax purposes related to other comprehensive income	—	96
See notes to the consolidated financial statements.

ZAREBA SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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
Discontinued Operations: Included in discontinued operations are Zareba’s professional series automatic gate opener (PS AGO) product line and its Waters Medical Systems, Inc. (WMS) subsidiary. In June 2008, Zareba discontinued the PS AGO product line and commenced efforts to sell the related assets and eliminate personnel and support costs associated with the product line. The Company completed the sale of the PS AGO product line on October 22, 2008. Additionally, the sale of the Zareba’s WMS subsidiary to a third party was completed on August 1, 2007 pursuant to the terms of a Stock Purchase Agreement dated July 24, 2007. The transaction involved the sale of 100% of the stock of WMS. The Company had substantially completed negotiation of the sale in the quarter ended June 30, 2007.
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
Cash and Cash Equivalents: All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Generally, the Company’s cash equivalents consist primarily of tax-exempt money market instruments. These investments are denominated in US dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments. The Company deposits its cash in high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

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
Intangible Assets: In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the trademarks acquired with the purchase of North Central Plastics (NCP) and Rutland Electric Fencing (Rutland)) are not being amortized, but are subject to periodic impairment testing. The trademarks are considered an indefinite lived intangible and therefore, not subject to amortization but rather periodic impairment tests. The Rutland customer relationships are being amortized on a straight-line basis over seven years.
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
Under SFAS No. 142, the Company evaluates goodwill and indefinite lived intangible assets (trademarks) for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. The Company evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination. If circumstances change, the estimates of fair value will also change and could necessitate additional impairment charges that reduce the carrying value of indefinite lived intangible assets.
At June 30, 2007, the Company completed its annual impairment tests for acquired goodwill and indefinite lived intangible assets using methodologies consistent with those applied for its transitional impairment tests performed as of July 1, 2002. Such testing resulted in no impairment charge. After completing step one of the annual impairment test as of June 30, 2008, the Company determined that the estimated fair value of the Company was less than the net book value, requiring the completion of the second step of the impairment test. Based on the step two of the analysis prepared as of June 30, 2008, the Company determined that the entire amount of goodwill was impaired. Accordingly, the Company reduced goodwill to zero in the fourth quarter of fiscal 2008. (See Note 4)
Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximate the carrying amount because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or the current rates offered to the Company for debt with the same or similar remaining maturities and terms. At June 30, 2009, the fair value of the Company’s long-term debt approximated their carrying value.
Revenue Recognition: The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. Customer rebate programs are offered based upon purchasing volume, on a percentage of sales basis. The Company accounts for customer rebates as a reduction to net sales on the accrual basis, in the period of the corresponding sale, when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.
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
Shipping and Handling: In accordance with the EITF issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in operating expenses. Shipping and handling costs included in operating expenses were $1.0 million and $1.3 million for each of the years ended June 30, 2009 and 2008, respectively.
Stock-Based Compensation: Commencing July 1, 2006, we adopted SFAS No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We have applied the modified prospective method in adopting SFAS 123(R). Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on July 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in fiscal years 2009 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested on, July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. See Note 3.
Employee Benefits: The Company has a calendar year-end 401(k) deferred savings plan for all United States employees (associates) who have completed six months of service. The Company may make matching and discretionary contributions. During fiscal years ended June 30, 2009 and 2008 the Company expensed $70,000 and $81,000 in matching contributions, respectively.
The Company offers medical insurance to its US associates. During fiscal 2009, the Company converted this coverage from a self-insured plan to a traditional medical insurance plan, with a deductible supplemented by a Health Savings Account (HSA) for each participant. Under this plan, the Company pays a portion of the monthly premium and makes a contribution to the individual employee HSA accounts. During fiscal 2009, the Company’s expense for premium and HSA contributions was $397,000. The Company’s previous plan self-insured up to $35,000 per individual and $1,000,000 in aggregate. During the fiscal year 2008, the Company’s expenses under this plan were $545,000.
Advertising Costs: The Company follows the policy of charging production costs of advertising to expense as incurred. Advertising expenses for fiscal years ended June 30, 2009 and 2008 were $667,000 and $959,000, respectively.
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
Earnings or Loss per Share: Basic income or loss per share is determined based on the weighted average common shares outstanding, while the diluted income per share also gives effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted income or loss per share calculation is as follows:

	Year ended June 30,
(In thousands, except per share data)	2009	2008

Numerator:
Net income (loss)	$1,012	$(5,199)

Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	2,474	2,459
Dilutive potential shares — employee stock options	—	—

Denominator for diluted earnings (loss) per share, weighted average shares	2,474	2,459

Net income (loss) per share-basic	$0.41	$(2.11)
Net income (loss) per share-diluted	$0.41	$(2.11)

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	—	127,300
Stock options with exercise prices greater than the average market price of the common shares for those periods	118,800	32,525
New Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects of an entity’s financial position, financial performance and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on our results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (SFAS 166). SFAS No. 166 eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 166 to have a material impact on the preparation of our consolidated financial statements.
In June 2009, the FASB also published SFAS No. 167, “Consolidation of Variable Interest Entities an amendment to FIN 46(R)” (SFAS 167). SFAS No. 167 addresses the effects of eliminating the qualified special purpose entity concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not expect SFAS No. 167 to have a material impact on the preparation of our consolidated financial statements. In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.
     Note 2 — Balance Sheet Information
The allowance for doubtful accounts was as follows:

	June 30,
(In thousands)	2009	2008

Beginning balance	$49	$17
Provision for doubtful accounts	(6)	40
Write-offs/recoveries, net	(34)	(8)

Ending balance	$9	$49

Components of inventories were:

	June 30,
(In thousands)	2009	2008

Raw materials	$1,815	$2,311
Finished goods	3,096	3,772

Totals	$4,911	$6,083

Property, plant and equipment were as follows:

	June 30,
(In thousands)	2009	2008

Land	$205	$205
Building and improvement	1,893	1,861
Machinery and equipment	2,774	3,102
Office furniture	1,057	1,072
Vehicles	130	151
Jigs, dies and fixtures	2,481	2,179

Total depreciable assets	8,540	8,570
Less accumulated depreciation	5,842	5,942

Net fixed assets	$2,698	$2,628

Depreciation & amortization expense for continuing operations (in thousands)	2009	2008

Depreciation expense	$451	$662
Amortization expense	352	433

Total depreciation & amortization expense	$803	$1,095

Amortization expense relates to intangible assets, patents and debt issuance costs.
Accrued severance expense, included in accrued salaries, wages and other compensation was as follows:

	June 30,
(In thousands)	2009	2008

Beginning balance	$377	$—
Severance accrual	32	402
Severance payments	(409)	(25)

Ending balance	$—	$377

The warranty reserve was as follows:

	June 30,
(In thousands)	2009	2008

Beginning balance	$529	$519
Warranty expense	640	690
Processed warranty claims	(623)	(680)

Ending balance	$546	$529

     Note 3 — Stock-based Compensation and Stock Options
Stock-based Compensation
Commencing July 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment (SFAS 123(R)), and SEC Staff Accounting Bulletin No. 107, Share Based Payment, (“SAB 107”) requiring all share-based payments, including grants of stock options and compensatory employee stock purchase plans, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $64,000 of related compensation expense to general and administrative expense for the fiscal year 2009. We recorded a total of $449,000 of related compensation expense, of which $96,000 was recorded to the gain from sale of subsidiary and $353,000 charged to general and administrative expense for fiscal year 2008, including $299,000 related to the cancellation of certain stock options. As of June 30, 2009, a total of $68,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next three fiscal years, as follows: 2010 — $25,000; 2011 — $24,000; and, 2012 — $19,000.
On June 30, 2008, certain management personnel and the Company entered into agreements to cancel non-vested performance-based vesting stock options totaling 75,000 shares, with previously unrecognized pre-tax and net compensation expense totaling $299,000, or $0.12 per share. Prior to June 30, 2008, management’s best estimate was that these options were not likely to vest and would expire prior to vesting, and accordingly were not expensed. In consideration of changes to the executive management team in late fiscal 2008 and the projected business performance at that time, the Company and three executives determined that the performance measurements, vesting criteria and exercise prices of the performance-based vesting stock options were no longer appropriate to provide the intended incentive to the option holders and were therefore cancelled. No consideration was paid or received by the Company or the option holders related to these cancellations.
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

	FY2009	FY2008

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	103.76%	84.06%
Risk-free interest rate	4.00%	3.88%
Expected life of options	7.5 years	10 years
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
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. Certain stock option grants to executive management in fiscal years 2006 and 2007, however, had performance-based vesting upon achieving specific revenue and income objectives, otherwise vesting on the fifth anniversary of the grant date. All performance-based vesting options were subsequently forfeited or cancelled and no performance-based vesting stock options remained outstanding at June 30, 2008. Options to purchase 5,025 and 40,000 shares were granted in fiscal years ended June 30, 2009 and 2008, respectively. A summary of the status of the stock option plans at June 30, 2009 and 2008, and changes during the years ended on those dates are as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	159,825	$3.99	362,100	$6.48
Granted	5,025	$1.72	40,000	$2.45
Exercised	—	$—	(4,500)	$3.83
Cancelled	—	$—	(75,000)	$8.33
Expired or forfeited	(41,025)	$3.20	(162,775)	$7.14

Outstanding, end of year	123,825	$4.17	159,825	$3.99

Exercisable at end of year	90,825	$4.64	115,325	$4.42

Weighted-average fair value per share of options granted during the year		$1.48		$2.07

Aggregate intrinsic value of options outstanding at end of year		$1,407		$—

Aggregate intrinsic value of options exercisable at end of year		$1,407		$—

As of June 30, 2009, the options outstanding have a weighted average remaining contractual life of 5.54 years, and exercise prices and unexercised options as follows:

				Options exercisable
	Options outstanding				Weighted
		Weighted	Weighted		Average
Exercise	Outstanding	Average	Average	Number	Exercisable
Price	Shares	Contractual Life	Exercise Price	Exercisable	Price

$4.00	11,250	0.6 years	$4.00	11,250	$4.00
$2.67	30,000	1.7 years	$2.67	30,000	$2.67
$4.52	5,025	4.3 years	$4.52	5,025	$4.52
$8.47	5,025	5.3 years	$8.47	5,025	$8.47
$8.38	20,000	6.3 years	$8.38	20,000	$8.38
$6.83	7,500	6.8 years	$6.83	4,500	$6.83
$2.45	40,000	8.9 years	$2.45	10,000	$2.45
$1.72	5,025	9.2 years	$1.72	5,025	$1.72

$1.72 to $8.47	123,825	5.5 years	$4.17	90,825	$4.64
In December 1996, the Board of Directors adopted the Associates Stock Purchase Plan (the “ASP Plan”), which was approved by shareholders at the 1997 Annual Meeting. The ASP Plan is available to associates who have worked at least six months with the Company and are regularly scheduled to work at least 20 hours a week. The ASP Plan is carried out in 12-month phases commencing on January 1, 1997. Company stock bought under the ASP Plan is purchased at the lesser of 85% of the stock price at the beginning or end of the phase. The total shares issued under this plan for the fiscal years ended June 30, 2009 and 2008 were 16,277 and 8,905, respectively.
     Note 4 — Goodwill and Other Intangible Assets
Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the years ended June 30, 2009 and 2008 are as follows:

	Fiscal year ended June 30,
	2009		2008
		Ind. Life		Ind. Life
(In thousands)	Goodwill	Intangibles	Goodwill	Intangibles

Beginning balance	$—	$2,681	$6,616	$2,686

Currency translation adjustment	—	(105)	(27)	(5)
Reclassification of currency translation adjustment for goodwill impairment	—	—	(325)	—
Goodwill impairment	—	—	(6,264)	—

Ending balance	$—	$2,576	$—	$2,681

Effective July 1, 2002, the Company adopted SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which established standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Goodwill and indefinite lived intangible assets shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. The Company evaluated goodwill for impairment and determined the fair value of its reporting units by application of a discounted cash flow analysis. The Company makes estimates that are included in its discounted cash flow analyses based upon the best available information at the time of the fair value determination.
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
Intangible assets subject to amortization were as follows:

	Fiscal year ended June 30,
	2009		2008
		Customer		Customer
(In thousands)	Non-compete	Relationships	Non-compete	Relationships

Gross carrying amount	$1,250	$1,954	$1,250	$2,365
Accumulated amortization	1,250	1,326	1,250	1,267

Net carrying amount	$—	$628	$—	$1,098

Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete.
Amortization expenses related to definite lived intangible assets for 2009 and 2008 were $274,000 and $331,000, respectively. Estimated future annual amortization expense for identified intangible assets is as follows:

	Fiscal
(In thousands)	Year	Amount

	2010	$279
	2011	279
	2012	70

	Total	$628

     Note 5 — Financing
On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with Wells Fargo Business Credit (WF).
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase), subsequently terminating the Wells Fargo Business Credit (WF) facility and paying in full all outstanding balances under the WF facility, totaling approximately $1.1 million on August 30, 2007. The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the 2007 Credit Facility will bear interest at either a base rate plus 0% to 0.5%, based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3.0%, based upon financial performance. The outstanding balance under the Chase revolving credit facility at June 30, 2009 was $1.8 million at an effective interest rate of 3.5%, as compared to $3.4 million outstanding at an effective rate of 4.0% at June 30, 2008. The average effective interest rate for fiscal year 2009 was 3.86% as compared to 5.59% for fiscal year 2008. Unused availability under the Credit Facility at June 30, 2009 totaled $3.4 million.
Additionally, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125%) above the base rate with a five-year term. On June 30, 2009 and 2008, the effective interest rate was 2.68% and 7.62%, respectively and the average effective interest rate for fiscal year 2009 was 4.85%, versus 7.26% for the prior year. The BoS term loan matures on September 27, 2009, with monthly principal and interest payments of £49,355 (approximately $80,000). The balance outstanding under this facility at June 30, 2009 and 2008 was £0.1 million, or approximately $0.2 million, and £0.7 million, or approximately $1.3 million, respectively.
Both the Chase and the BoS credit facilities are collateralized by substantially all of the assets of the Company and Zareba Systems Europe, in their respective localities and are subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
In addition to bank and non-compete debt, the Company has “Other” low interest notes payable as an incentive from a local utility to make upgrades in its operations to reduce future electrical peak usage. The note payable was comprised of $1,000 and $1,000 of current maturities and $1,000 and $2,000 long-term as of June 30, 2009 and 2008, respectively.
Interest expense paid by the Company totaled $171,000 and $330,000 in fiscal years 2009 and 2008, respectively.
The following table summarizes the debt outstanding:
United States Bank Debt as of June 30,

(In thousands)	2009	2008

Note payable to bank	$1,839	$3,360
Other	2	3

	1,841	3,363
Less current maturities and short-term borrowings	(1)	(1)

Total	$1,840	$3,362

United Kingdom Bank Debt as of June 30,

(In thousands)	2009	2008

Note payable to bank	$212	$1,328
Less current maturities and short-term borrowings	(212)	(1,120)

Total	$—	$208

Principal requirements on long-term debt for years ending after June 30, 2009 are as follows:

	Fiscal
(In thousands)	Year	Amount

	2010	213
	2011	1,840

	Total	$2,053

On August 1, 2007, the Company completed the sale of the WMS subsidiary, receiving $5 million cash, which was used to reduce the outstanding debt with WF Business Credit. (See Note 9)
     Note 6 — Income Taxes
Domestic and foreign income before provision for income taxes from continuing operations consists of the following:

(In thousands)	2009	2008

Domestic	$1,610	$(3,411)
Foreign	(238)	(3,566)

Total	$1,372	$(6,977)

The income tax provision charged to continuing operations for the years ended June 30, 2009 and 2008 includes the following components:

(In thousands)	2009	2008

Current:
US federal	$317	$158
State	32	9
Foreign	97	107

Total current	446	274

Deferred:
US federal and state	188	40
Foreign	(140)	(149)

Total deferred	48	(109)

Total provision	$494	$165

The reconciliation of income tax benefit or expense to the statutory rate was as follows:

(In thousands)	2009	2008

Income tax expense at statutory rates:
US Federal	$547	$(1,160)
Foreign	(67)	(1,070)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefits	38	6
Research and development tax credits	(44)	38
Goodwill impairment	—	2,118
Permanent differences and other	20	233

Total	$494	$165

Net deferred tax assets consist of the following components as of June 30, 2009 and 2008:

(In thousands)	2009	2008

Deferred tax assets
Employee benefits	$60	$85
Inventory and receivable allowances	32	52
Warranty and contingency reserves	303	244
Foreign currency translation adjustments included in Accumulated other comprehensive income	152	—
Non compete payable	213	243
Discontinued operations asset	66	144

Total deferred tax assets	826	768

Deferred tax liabilities
Prepaid insurance	52	—
Property and equipment	698	549
Foreign currency translation adjustments included in Accumulated other comprehensive income	—	30
Basis difference in costs recorded in the
Rutland acquisition	179	348

Total deferred tax liabilities	929	927

Net deferred tax assets (liability)	$(103)	$(159)

The components giving rise to the net deferred tax assets (liability) described above have been included in the Company’s Balance Sheets as of June 30, 2009 and 2008 as follows:

(In thousands)	2009	2008

Current assets	$409	$526
Non-current liabilities	(512)	(685)

Net deferred tax assets (liability)	$(103)	$(159)

The cash tax payments for fiscal years ended June 30, 2009 and 2008 were $846,000 and $1,023,000, respectively.
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
Upon adoption, the increase in the liability for unrecognized income tax benefits is the result of the Company’s de-recognition of certain positions taken in prior years that management no longer believes are more likely than not of being sustained upon examination. At June 30, 2009, the balance of unrecognized tax benefits was $271,000, reflecting the reduction of unrecognized tax benefits as a result of a lapse of applicable statute of limitations of approximately $50,000 and increased unrecognized tax benefits as a result of tax positions taken during the current year totaling approximately $146,000, both inclusive of related interest and penalties. The Company expects the balance of unrecognized tax benefits to fluctuate in future periods with the lapse of the statute of limitations on some periods and the addition of provisions for future periods; however, the net fluctuation, if any, cannot be reasonably predicted. The June 30, 2009, balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. The Company accrued approximately $12,000 for the payment of interest and penalties as of July 1, 2007, the date of adoption, and accrued interest and penalties at both June 30, 2009 and 2008 totaled approximately $28,000.
Note 7 — Commitments and Contingencies
The Company leases equipment and office, manufacturing and warehouse space under various non-cancelable operating leases that expire at various times through September 22, 2029. Rent expense related to operating leases was approximately $414,000 and $451,000, for the years ended June 30, 2009 and 2008, respectively. Future minimum lease payments are approximately as follows.

(In thousands)	Annual Lease

2010	361
2011	345
2012	277
2013	250
2014	247
Thereafter	3,144

Total	$4,624

The Company has an employment agreement with the Company’s chief executive officer who also serves on the board and change in control agreements with all Company officers. The Agreements provide for severance payments subject to certain conditions and events.
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
The Company markets its products throughout the world. The following summarizes net sales and long-lived assets for the geographic areas in which the Company has operations:

Geographic information:
(In thousands)	FY2009	FY2008

Net sales
United States	$22,924	$23,314
United Kingdom	8,145	9,950
Other regions	1,147	1,301

Total net sales	$32,216	$34,565

Long-lived assets
United States	$2,606	$2,697
United Kingdom	210	456

Total long-lived assets	$2,816	$3,153

In fiscal years ended June 30, 2009 and 2008, sales to one Zareba Systems customer were $8.5 million and $7.4 million, respectively. Accounts receivable from this customer totaled $2.9 million and $2.4 million at June 30, 2009 and 2008, respectively. Sales of the Company’s line of security products totaled $0.7 million for fiscal 2009 compared to $1.2 million for fiscal 2008. The balance of sales was for the Company’s electric fencing systems and access control products through its established retail and distributor customer base.
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
During fiscal 2009, the Company received $0.3 million through payments by the Buyer against the promissory notes and assumption of all remaining inventory purchase obligations, in accordance with the terms of the purchase agreement. The Company recorded a corresponding gain on sale of $141,000, net of tax of $80,000, to reflect these transactions. Further payments by the Buyer on the notes receivable along with valuation assessments by Company management each quarter may result in additional gain on the sale of the product line being realized in future periods.
Assets and liabilities of PS AGO product line at June 30, 2009 and 2008 were as follows:

(In thousands)	2009	2008

Accounts receivable, net	$—	$39
Inventories, net	—	218
Other current assets	—	—

Current assets of discontinued operations	—	257

Property and equipment, net	—	—

Other assets of discontinued operations	—	—

Accounts payable	—	—
Accrued compensation and other liabilities	—	172

Current liabilities of discontinued operations	—	$172

Condensed consolidated statements of operations for PS AGO product line for fiscal years ended June 30, 2009 and 2008 are as follows:

	Year ended June 30,
(In thousands)	2009	2008

Net sales	$2	$477
Gross profit	(11)	(238)
Selling, general and administrative	—	459
Research and development	—	202
Impairment of long-lived assets	—	64
Income tax provision (benefit)	(4)	(347)
Loss from discontinued operations, net of tax	$(7)	$(616)
Depreciation expense for the PS AGO product line was $-0- and $36,000 fiscal years 2009 and 2008, respectively.
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
The gain on the sale of WMS is calculated as follows:

Cash received	$5,000
Less: investment in WMS	(665)
transaction costs	(228)

Gain on sale before tax	4,107
Income tax (rate of 38%)	(1,561)

Gain on sale, net of tax	$2,546

Condensed consolidated statements of operations for WMS for fiscal years ended June 30, 2009 and 2008 are as follows:

	Year ended June 30,
(In thousands)	2009	2008

Net sales	$—	$142
Gross profit	—	79
Selling, general and administrative	—	47
Research and development	—	11
Income tax provision	—	8
Gain from discontinued operations, net of tax	$—	$13
Depreciation expense for WMS was $-0- and $3,000 fiscal years 2009 and 2008, respectively.
Note 10 — Subsequent Events
The Company has evaluated subsequent events occurring through September 28, 2009, the date on which this Annual Report on Form 10-K was issued.
On September 10, 2009, the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value.
On September 25, 2009, the Company entered into Executive Severance Agreements (the “Agreements”) with Dale A. Nordquist, President and Chief Executive Officer, Jeffrey S. Mathiesen, Chief Financial Officer, and Donald J. Dalland, Vice President, Engineering and Operations (each, an “Executive”). Each of the Agreements provides that in the event of the termination of the Executive without cause by the Company or for good reason by the Executive within twelve (12) months following a change in control, the Executive will receive a continuation of base pay and health insurance benefits for an eighteen (18) month period following termination. No continuation of payments will occur if the termination is for cause. The Agreements also include non-solicitation covenants and non-competition provisions that prevent each Executive from having certain relationships with the Company’s competitors for a period of 12 months following termination of employment. The provisions of the Agreement with Mr. Nordquist (the “Nordquist Agreement”) supersede any similar provisions contained in Mr. Nordquist’s employment agreement in the event of a change of control, and such employment agreement is deemed amended to give effect to the provisions of the Nordquist Agreement.