Form 10-K/A
period 2009-06-30
ZAREBA SYSTEMS INC
filed 2009-10-27
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
The number of shares outstanding of the Company’s Common Stock on October 14, 2009 was 2,481,973.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On September 28, 2009, Zareba Systems, Inc. (the “Company”, “Zareba Systems”, “we”, “our” or “us”) filed its Annual Report on Form 10-K for the year ended June 30, 2009 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.
This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Following is information about our current directors:

			First Became
Name	Age	Principal Occupation	a Director
Michael L. Bochert	65	Independent Investment Banker	2008
Class II, term expires at next annual meeting
Eugene W. Courtney	73	Independent Management Consultant	2003
Class II, term expires at next annual meeting
William R. Franta	67	Technology Consultant	1997
Class I, term expires 2011
John A. Grimstad	59	Vice President of Fredrikson & Byron, P.A.	1996
Class I, term expires 2011
Dale A. Nordquist	55	President and Chief Executive Officer	2004
Class I, term expires 2011
Mr. Bochert has been a director since August 2008. Mr. Bochert is currently an independent investment banker and has 40 years of experience in investment banking and finance. From August 2007 to February 2008, Mr. Bochert was Executive Vice President of Corporate Strategy and Finance of the John Ryan Company. From 2004 to 2007, Mr. Bochert was a Managing Director of Investment Banking of Cherry Tree Securities, LLC, and from 2001 to 2004 he was a Principal with the Stonehill Group. Mr. Bochert has also held positions with Dain Bosworth, L.F. Rothschild, Unterberg, Towbin, and Piper, Jaffray & Hopwood, and was the founding President of the Minnesota Cooperation Office.
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
Mr. Franta is currently an independent business, market and technology consultant to several venture finance companies. From October 2000 to May 2003, he was Director Venture Finance for GATX Corporation. From June 1999 to October 2000, he was the Vice President of Product Strategies at REAL Solutions, Ltd. From August 1997 to February 2000, he was the Vice President of Marketing at Centron in Minneapolis, MN. Between February 1997 and August 1997, he was a Business Development and Technology Consultant in Minneapolis, MN. From January 1987 to February 1997, he served as Senior Vice President of Network Systems Corporation.
Mr. Grimstad has been engaged in the private practice of law since 1977 and has been a Vice President and shareholder of Fredrikson & Byron, P.A., our principal outside counsel, since 1984. Mr. Grimstad has served as our Secretary since 1995.
Mr. Nordquist has been a director since 2004 and our President and Chief Executive Officer since June 2008. Mr. Nordquist served as Senior Vice President of Sales and Marketing of Winland Electronics, Inc. from December 2002 to June 2008. From October 2001 to December 2002, Mr. Nordquist was the Vice President of Sales — EMS Western Region for Winland Electronics. From May 1999 to October 2001, Mr. Nordquist served as Vice President of Sales and Marketing for Quickdraw Conveyor Systems, Inc. From 1981 to May 1999, Mr. Nordquist served as Vice President of Sales and Marketing for HEI, Inc., a Minnesota based designer and manufacturer of ultra-miniature electronic devices and high technology products incorporating these devices.
Code of Business Conduct and Ethics
The Board of Directors has approved a Code of Business Conduct and Ethics, which applies to all of our employees,

directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Code of Business Conduct and Ethics is available free of charge through our website at www.zarebasystemsinc.com and is available to any shareholder who sends a request for a paper copy to Zareba Systems, Inc., Attn. Director of Investor Relations, 13705 26th Avenue N., Suite 102, Minneapolis, MN 55441. Zareba Systems intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K. Zareba Systems has contracted with an independent professional organization to provide anonymous hotline services that permit its employees to communicate any concerns about behavior or practices of Zareba Systems, its employees, officers or directors. The service was established to assist the Board of Directors in effective internal control.
Audit Committee
The Company has an Audit Committee, which consists of Messrs. Franta, Courtney and Bochert, all of whom are independent directors. The Board has determined that William R. Franta is the “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. A description of Mr. Franta’s experience is set forth above under “Directors.” We acknowledge that the designation of Mr. Franta as the audit committee financial expert does not impose on Mr. Franta any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Franta as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.
Executive Officers
Set forth below are the names and ages of our current executive officers, as well as information regarding their positions with Zareba Systems and their business experiences. There are no family relationships among any of the officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an officer.
Dale A. Nordquist. See “Directors” for information with respect to Mr. Nordquist.
Jeffrey S. Mathiesen, age 48, has served as our Vice President and Chief Financial Officer since December 2005. From July 2004 to December 2005, Mr. Mathiesen was Vice President and Chief Financial Officer of Delphax Technologies, Inc. From April 2003 to July 2004, Mr. Mathiesen headed The Mathiesen Group, Inc., a provider of management and financial consulting services. From September 1996 to April 2003, Mr. Mathiesen was Vice President and Chief Financial Officer, then Vice President of Business Development for Micro Component Technology, Inc.
Donald G. Dalland, age 49, has served as our Vice President, Engineering and Operations since November 2005. From October 1994, when he joined us, to November 2005, Mr. Dalland served as our Vice President of Manufacturing. Prior to joining Zareba Systems, Mr. Dalland was Manufacturing Manager with Zytec Corporation, a power supply manufacturer.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of the registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based on a review of the copies of such reports furnished to us during the fiscal year ended June 30, 2009, our officers, directors, and greater than ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation
Overview
In this section we describe our compensation programs and policies and the material elements of compensation for the executive officers named in the Summary Compensation Table below, who we refer to as our named executive officers, for the year ended June 30, 2009.
Employment Agreements
Dale A. Nordquist was appointed as our President and Chief Executive Officer on June 2, 2008 and began serving in such position on June 30, 2008. In connection with this appointment, we entered into an employment agreement with Mr. Nordquist. Under the employment agreement, Mr. Nordquist serves as an at will employee until his employment is terminated in accordance with the terms of the agreement or he resigns. The employment agreement provided for an initial annual base salary of $190,000 and for Mr. Nordquist to be eligible to participate in any executive management incentive programs approved by the Board from time to time, with the maximum payout in any year to be 50% of his then current annual base salary. The employment agreement also provided for a minimum incentive compensation award of $20,000 for our fiscal year ended June 30, 2009, provided Mr. Nordquist was employed as President and Chief Executive Officer through such date. Mr. Nordquist is also entitled to participate in all of our employee benefit plans. The employment agreement also provides that from time to time, the Board may grant to Mr. Nordquist stock options, restricted stock or other equity-based awards, as further described below in the narrative entitled “Equity Awards.” The agreement further provides for termination benefits which are described below under “Severance Arrangements.” Mr. Nordquist has agreed to a covenant not to compete and a non-solicitation covenant following termination of the agreement.
We have not entered into employment agreements with any other employees.
Base Salary
Our Compensation Committee evaluates the competitiveness of base salaries based on information drawn from a variety of sources, including published and proprietary survey data and our own experience recruiting and retaining executives, although complete information is not easily obtainable. Our base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases reflecting competitive trends, our overall financial performance and the performance of the individual executive. Base salary compensation for our executive officers is reviewed during the second quarter of each fiscal year, with changes in annual base compensation, if any, effective January 1 of each year. We increased the annual base salaries of each of our named executives by 3.5%, effective January 1, 2009.
Equity Awards
Equity awards to our named executive officers generally consist of incentive stock options, which the Compensation Committee periodically grants to provide additional incentives to maximize our share value and to make equity ownership an important component of executive compensation. Stock option award levels are determined based on market data, and vary based on an individual’s position within our company, time at our company, and contributions to our performance. Equity incentives are reviewed from time to time as the Compensation Committee determines the need to ensure that equity incentives are properly aligned with our objectives. Stock options are granted at the closing market price of our Common Stock on the date of grant and vest over time.
No equity awards were granted in fiscal year 2009 to any of our named executive officers.
Non-Equity Incentive Compensation
Our Compensation Committee periodically uses annual cash awards to motivate executives to achieve target performance for short-term goals, specifically, sales, sales performance and timeliness of new product and market initiatives, and net income. The Compensation Committee generally commences its review of annual incentive compensation plans in the fourth quarter of each fiscal year, in conjunction with approval of our annual operating plan for the following year. Incentive compensation payments are determined in the following year, upon completion of our audited consolidated financial statements for the prior fiscal year and the filing of such financial statements on Form 10-K. Annual incentive compensation for executive officers during fiscal year 2009 was based upon the company’s sales and operating income and, in the case of one of the named executive officers, project objectives, in each case in accordance with targets set by the Compensation Committee, with minimum threshold and maximum threshold ranges.
Perquisites and Other Personal Benefits
We provide the named executive officers with certain perquisites and other personal benefits. These perquisites and other personal benefits include matching amounts under our 401(k) plan and certain medical, dental, life insurance, and long term disability insurance benefits beyond those available to all other employees.
Severance Arrangements
Our employment agreement with Mr. Nordquist provides that if we terminate his employment without cause, he will continue to receive his base salary for a period of 12 months following termination, subject to a capped amount based upon provisions of the Internal Revenue Code. In addition, on September 25, 2009, we entered into Executive Severance Agreements with all of our named executive officers. Each of these agreements provides that in the event of the termination of the officer without cause by us or for good reason by the officer within 12 months following a change in control, the officer will receive a continuation of base pay and health insurance benefits for an 18 month period following termination. No continuation of payments will occur if the termination is for cause. These agreements also include non-solicitation covenants and non-competition provisions that prevent each officer from having certain relationships with our competitors for a period of 12 months following termination of employment. The provisions of the agreement with Mr. Nordquist supersede any similar provisions contained in Mr. Nordquist’s employment agreement in the event of a change of control, and such employment agreement is deemed amended to give effect to these provisions.
Summary Compensation Table for the Years Ended June 30, 2008 and June 30, 2009
The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2009 and 2008:

					Non-Equity
				Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)	($)(2)	($)
Dale A. Nordquist(3)	2009	194,231	—	20,697	79,000	9,186	303,114
President and	2008	731	—	1,725	—	—	2,456
Chief Executive Officer

Jeffrey S. Mathiesen	2009	183,968	—	—	49,000	12,011	244,979
Vice President and	2008	177,531		—	—	10,116	187,647
Chief Financial Officer

Donald G. Dalland	2009	182,130	—	—	37,000	7,188	226,318
Vice President,	2008	175,331	—	—	—	8,013	183,344
Engineering and Operations

(1)
Represents the amounts recognized for financial statement reporting purposes for the 2009 and 2008 fiscal years in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), and thus may include amounts from awards granted in and prior to such years. The assumptions used to determine the valuation of the awards are discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. See the table entitled “Outstanding Equity Awards at Fiscal Year-End” and the narrative discussion entitled “Equity Awards” for further information regarding stock option awards.

(2)	Consisted of the following:

	Match of 401(k)		Company-Paid Medical and
	Contribution		Life Insurance Premiums
	2008	2009	2008	2009
Mr. Nordquist	$—	$2,564	$—	$6,622
Mr. Mathiesen	$3,721	$5,691	$6,395	$6,320
Mr. Dalland	$3,767	$2,966	$4,246	$4,222

(3)	Mr. Nordquist joined us as President and Chief Executive Officer effective June 30, 2008.
Outstanding Equity Awards at Fiscal Year-End June 30, 2009
The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year end 2009:

	Number of
	Securities	Number of Securities		Option
	Underlying	Underlying		Exercise	Option
	Unexercised Options	Unexercised Options		Price	Expiration
Name	(#) Exercisable	(#) Unexercisable		($)	Date
Dale A. Nordquist	5,025	—		8.47	11/3/14
	5,000	—		8.38	10/27/15
	10,000	30,000	(1)	2.45	6/2/18
Donald G. Dalland	4,875	—		4.00	2/5/10

(1)	Options are exercisable in 10,000 share increments on June 2 of each of 2010, 2011 and 2012.
Directors Compensation Table for the Year Ended June 30, 2009
Each non-employee, non-officer director, excluding Mr. Grimstad, receives an annual retainer fee of $16,000 and meeting attendance fees of (i) $750 for each quarterly meeting of the Board attended, (ii) $50 for each breakfast or dinner meeting of the Board attended and (iii) $500 for each meeting of a Committee attended on which he serves. The chair of the Audit and Compensation Committees receives an additional annual retainer of $5,000 per committee. The Chairman of the Board receives an annual retainer of $7,500 and the chair of the Nominating Committee receives an annual retainer of $3,000. Each director receives reimbursement of travel expenses. Such directors also receive a monthly stipend of $50 to cover miscellaneous travel, telephone and meal expenses associated with Board responsibilities.
Compensation of our non-employee directors during fiscal year 2009 appears in the following table:

	Fees earned or paid		All other
	in cash	Option awards	compensation	Totals
Name	($)	($)(1)	($)(2)	($)
Michael L. Bochert	21,417	7,449	600	29,466
Eugene W. Courtney	24,500	—	600	25,100
William R. Franta(3)	45,000	—	600	45,600
John A. Grimstad(4)	—	—	—	—

(1)	Represents the amount recognized for financial statement reporting purposes for the 2009 fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), and thus may include amounts from awards granted in and prior to such years. The assumptions used to determine the valuation of the awards are discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. As of June 30, 2009, each non-employee director had the following number of options outstanding: Mr. Bochert, 5,025; Mr. Courtney, 10,025; Mr. Franta, 20,000; and Mr. Grimstad, 20,000.

(2)	Amount represents the $50 monthly stipend for miscellaneous travel and incidental expenses.

(3)	Mr. Franta’s fees include annual retainers totaling $20,500 for serving as Chairman of the Board of Directors and of the Audit, Compensation and Nominating Committees.

(4)	Mr. Grimstad serves as our outside legal counsel and does not receive cash compensation for Board services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Shareholders
The following table provides information concerning the only persons known to us to be the beneficial owners of more than 5% of our outstanding Common Stock as of October 14, 2009.
Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of Common Stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 2,481,973 shares of Common Stock outstanding on October 14, 2009.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Percent of Class
Duane Schiefelbein	177,084	(2)	7.1%
1670 Robert Street, P.O. Box 357 West St. Paul, MN 55118-3919
Woodland Investment Company	258,000	(3)	10.4%
4400 State Highway 360, Grapevine, TX 76051
Heartland Advisors, Inc.	176,167	(4)	7.1%
789 North Water Street, Milwaukee, WI 53202
Nicole F. Kohl Gift Trust	135,000	(5)	5.4%
4400 State Highway 360, Grapevine, TX 76051

(1)
Under the rules of the Securities and Exchange Commission, an individual is also deemed to beneficially own shares that are not outstanding but which the individual has the right to acquire as of October 14, 2009, or within 60 days of such date. Such shares not outstanding but so deemed beneficially owned are treated as outstanding when determining the percent of the class owned by the particular individual and when determining the percent owned by the group.

(2)
Represents 6,216 shares held by Mr. Schiefelbein and 170,868 shares held by Peace Shalom Foundation. Mr. Schiefelbein is the trustee of Peace Shalom Foundation and has voting and investment power of such shares. We have relied upon information contained in a Schedule 13G/A filed with the Securities and Exchange Commission by Mr. Schiefelbein on January 8, 2009 and information provided to us.

(3)
According to information known to us, the power to vote and dispose (or to direct the vote or disposition) of such shares is shared with Atlee M. Kohl and Nicole F. Kohl, each of whom are thereby deemed to be beneficial owners of such shares.

(4)
Represents shares held for clients of Heartland Advisors, Inc. (“Heartland”), over which Heartland has shared dispositive power, and William J. Nasgovitz, President and principal shareholder of Heartland, may be deemed to have both voting and investment power over the shares. We have relied on information known to us as of August 26, 2009.

(5)
According to information known to us, the power to vote and dispose (or to direct the vote or disposition) of such shares is shared by the Northern Trust Company and Atlee M. Kohl, trustees of the Kohl Gift Trust. Mr. Kohl is deemed to be a beneficial owner of such shares.

Management Shareholdings
The following table sets forth the beneficial ownership of our Common Stock as of October 14, 2009 by (i) each director, (ii) the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers as a group, as of October 14, 2009.
Unless otherwise indicated in the footnotes to the table, each shareholder named in the table has sole voting and investment power with respect to the shares of Common Stock set forth opposite the shareholder’s name. We have based our calculation of the percentage of beneficial ownership on 2,481,973 shares of Common Stock outstanding on October 14, 2009.

	Amount and Nature of
Name of Officer or Director	Beneficial Ownership(1)	Percent of Class
Dale A. Nordquist	50,673(2)	2.0%
Michael L. Bochert	5,025(3)	*
Eugene W. Courtney	10,025(4)	*
William R. Franta	20,000(5)	*
John A. Grimstad	45,875(6)	1.8%
Donald J. Dalland	11,699(7)	*
Jeffrey S. Mathiesen	2,318	*
Officers and Directors as a Group (7 persons)	145,615(8)	5.7%

*	Less than 1%.

(1)
Under the rules of the Securities and Exchange Commission, an individual is also deemed to beneficially own shares that are not outstanding but which the individual has the right to acquire as of October 14, 2009 or within 60 days of such date. Such shares not outstanding but so deemed beneficially owned are treated as outstanding when determining the percent of the class owned by the particular individual and when determining the percent owned by the group.

(2)	Includes 20,025 shares which may be purchased by Mr. Nordquist upon exercise of options that are exercisable within 60 days of October 14, 2009.

(3)	Includes 5,025 shares which may be purchased by Mr. Bochert upon exercise of options that are exercisable within 60 days of October 14, 2009.

(4)	Represents 10,025 shares which may be purchased by Mr. Courtney upon exercise of options that are exercisable within 60 days of October 14, 2009.

(5)	Represents 20,000 shares which may be purchased by Mr. Franta upon exercise of options that are exercisable within 60 days of October 14, 2009.

(6)	Includes 3,300 shares held by Mr. Grimstad’s wife and 20,000 shares which may be purchased by Mr. Grimstad upon exercise of options that are exercisable within 60 days of October 14, 2009.

(7)	Includes 4,875 shares which may be purchased by Mr. Dalland upon exercise of options that are exercisable within 60 days of October 14, 2009.

(8)	Includes 79,950 shares which may be purchased by officers and directors upon exercise of options that are exercisable within 60 days of October 14, 2009.
Equity Compensation Plan Information
Reference is made to the information set forth in Part II, Item 5 of the Original Filing under “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships And Related Transactions
Under its charter, the Audit Committee has the responsibility to review and approve all related party transactions to which we may be a party prior to their implementation. To management’s knowledge, no director, officer or five percent shareholder or any family members of such persons had in fiscal year 2008 or 2009, or currently has, any material interest, direct or indirect, in any transaction in which Zareba Systems was involved that would require disclosure under Item 404 of Regulation S-K.
Director Independence
The Board of Directors has determined that a majority of its members are “independent” as defined by the listing standards of the Nasdaq Stock Market since none of them are believed to have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our current independent directors are Eugene W. Courtney, William R. Franta and Michael L. Bochert. The

Board has also determined that it satisfies the independence standards of the Nasdaq Stock Market with respect to the membership of the Board’s Audit Committee, Nominating Committee and Compensation Committee.
Item 14. Principal Accountant Fees and Services
Fees
Baker Tilly Virchow Krause, LLP (formerly known as Virchow, Krause & Company, LLP) acted as our independent registered public accounting firm for the fiscal years ended June 30, 2009 and 2008. The aggregate fees billed by Baker Tilly for fiscal years 2009 and 2008 are as follows:

	2009	2008
Audit Fees	$197,000	$216,000
Audit-Related Fees	0	0
Tax Fees	44,000	44,000
All Other Fees	0	0

	$241,000	$260,000
Audit fees in 2009 and 2008 include fees for the 2009 and 2008 audits, respectively. Tax fees in 2009 and 2008 include fees for services provided in connection with year-end preparation, planning and services relating to preparation of federal and state tax returns.
The Audit Committee has considered whether provision of the above non-audit services is compatible with maintaining accountants’ independence and has determined that such services are compatible with maintaining accountants’ independence.
Pre-Approval Policy
The Audit Committee has not adopted a policy for pre-approval of all audit and non-audit services by its independent auditors, but in fiscal 2009 it approved all audit and permitted non-audit services to be performed for Zareba Systems by its independent auditors.
Item 15. Exhibits, Financial Statement Schedules
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

10.27
Executive Severance Agreement between the Company and Dale A. Nordquist, dated September 25, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.**

10.28
Executive Severance Agreement between the Company and Jeffrey S. Mathiesen, dated September 25, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.**

10.29
Executive Severance Agreement between the Company and Donald G. Dalland, dated September 25, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.**

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

23.1*	Consent of Independent Registered Public Accounting Firm — Baker Tilly Virchow Krause, LLP.

24.1
Power of Attorney for Dale A. Nordquist, Jeffrey S. Mathiesen, William R. Franta, John A. Grimstad, Eugene W. Courtney and Michael Bochert, incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on October 27, 2009.

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale A. Nordquist Dale A. Nordquist	President, Chief Executive Officer (Principal Executive Officer) and Director	October 27, 2009
/s/ Jeffrey S. Mathiesen Jeffrey S. Mathiesen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2009
* William R. Franta	Director	October 27, 2009
* John A. Grimstad	Director and Secretary	October 27, 2009
* Eugene W. Courtney	Director	October 27, 2009
* Michael L. Bochert	Director	October 27, 2009

*By	/s/ Dale A. Nordquist
Dale A. Nordquist, Attorney In Fact