Form 10-Q
period 2009-09-30
ZAREBA SYSTEMS INC
filed 2009-11-10
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Company’s Common Stock on November 10, 2009 was 2,481,973.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
(Dollars in thousands, except share amounts)	2009	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$343	$272
Accounts receivable, net	4,601	7,256
Inventories	5,575	4,911
Other current assets	445	519
Deferred tax assets	409	409

Total current assets	11,373	13,367

Property, plant and equipment, net	2,786	2,698

Other assets
Trademarks	2,562	2,576
Customer relationships, net	543	628
Other, net	98	118

Total other assets	3,203	3,322

TOTAL ASSETS	$17,362	$19,387

Current liabilities
Accounts payable	$3,330	$3,768
Accrued salaries, wages, and other compensation	484	699
Accrued product warranties	598	546
Accrued customer rebates	574	395
Other accrued liabilities	515	644
Income taxes payable	179	198
Current maturities of long-term debt	265	213

Total current liabilities	5,945	6,463

Deferred income taxes	468	512
Other long-term liability	276	271
Long-term debt, less current maturities	1	1,840

Total liabilities	6,690	9,086

Commitments and contingencies	—	—

Stockholders’ equity
Undesignated shares as of September 30, 2009 and June 30, 2009, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of September 30, 2009 and June 30, 2009, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of September 30, 2009 and June 30, 2009, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,481,973 and 2,481,973 shares, respectively	25	25
Additional paid-in capital	2,728	2,720
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(217)	(157)
Retained earnings	8,136	7,713

Total stockholders’ equity	10,672	10,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,362	$19,387

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months
	ended September 30,
(Dollars in thousands, except per share data)	2009	2008

Net sales	$7,704	$8,970
Cost of goods sold	4,807	6,092

Gross profit	2,897	2,878
Operating expenses
Selling, general and administrative	1,995	2,199
Research and development	170	242

Total operating expenses	2,165	2,441

Income from operations	732	437

Other income (expense), net
Interest income	—	5
Interest expense	(32)	(71)
Other income (expense), net	(74)	(115)

Income before income taxes	626	256
Income tax provision	224	92

Income from continuing operations	402	164
Loss from discontinued operations, net of tax	—	(6)
Gain from sale of discontinued product line, net of tax	21	—

Net income	$423	$158

Income from continuing operations per common and common equivalent share:
basic	$0.16	$0.07
diluted	$0.16	$0.07

Loss from discontinued operations, net of tax per common and common equivalent share:
basic	$—	$—
diluted	$—	$—

Gain from sale of discontinued product line, net of tax per common and common equivalent share:
basic	$0.01	$—
diluted	$0.01	$—

Net income per common and common equivalent share:
basic	$0.17	$0.06
diluted	$0.17	$0.06

Weighted average number of shares outstanding
Basic	2,481,973	2,465,696
diluted	2,499,291	2,466,495
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months
	ended September 30,
(In thousands)	2009	2008

Reconciliation of net income to net cash provided by (used in) operations
Net income	$423	$158
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	188	236
Gain on sale of discontinued product line, net of tax	(21)	—
Loss on disposal of plant and equipment	4	3
Stock-based compensation expense	8	14
Allowance for doubtful accounts	1	(15)
Deferred income taxes	(21)	(24)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,619	2,492
Inventories	(715)	(55)
Other assets	39	(159)
Accounts payable, accrued expenses and other long-term liability	(547)	(1,527)

Net cash provided by (used in) operations	1,978	1,123

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(196)	(11)
Proceeds from sale of discontinued product line	67	—

Net cash provided by (used in) investing activities	(129)	(11)

Cash flows provided by (used in) financing activities:
Net payments on debt — revolving credit facility	(1,575)	(965)
Payments on long-term debt	(212)	(260)

Net cash provided by (used in) financing activities	(1,787)	(1,225)
Effect of exchange rate changes in cash	9	(27)

Net increase (decrease) in cash and cash equivalents	71	(140)
Cash and cash equivalents — beginning of period	272	633

CASH AND CASH EQUIVALENTS — END OF PERIOD	$343	$493

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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
These condensed consolidated financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended June 30, 2009.
The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
The Company has evaluated subsequent events occurring through November 10, 2009, the date on which this Form 10-Q was issued.
1. Net Income per Share
The following table sets forth the computation of basic and diluted income and income per share:

	Three months
	ended September 30,
(Dollars in thousands, except per share data)	2009	2008
Numerator:
Net income	$423	$158

Denominator:
Denominator for basic earnings per share, weighted average shares	2,481,973	2,465,696
Dilutive potential shares — employee stock options	17,318	799

Denominator for diluted earnings per share, weighted average shares	2,499,291	2,466,495

Net income per share-basic	$0.17	$0.06
Net income per share-diluted	$0.17	$0.06

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	—	—
Stock options with exercise prices greater than the average market price of the common shares for those periods	48,800	135,075
2. Comprehensive Income (loss)
The components of comprehensive income (loss), net of related tax, for the three months ended September 30, 2009 were as follows:

	Three months
	ended September 30,
(In thousands)	2009	2008
Net income	$423	$158
Foreign currency translation adjustment, net of tax	(60)	(380)

Comprehensive income (loss)	$363	$(222)

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 6

3. Stock-Based Compensation
The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $8,000 of related compensation expense to general and administrative expense for the three months ended September 30, 2009, as compared to $14,000 of related compensation expense for the three months ended September 30, 2008. As of September 30, 2009, a total of $62,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next three fiscal years.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. Options for 5,025 shares were granted during the three months ended September 30, 2008, and the weighted average fair value of these options was $1.48, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 103.78%, a risk-free interest rate of 4.00% and expected option lives of 7.5 years. There were no options granted in the three months ended September 30, 2009.
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. We have 550,000 shares authorized for grant under the 2004 Equity Incentive Plan.
Option activity during the three months ended September 30, 2009 was as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2009	123,825	$4.17
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, September 30, 2009	123,825	$4.17	$198,401

Exercisable, September 30, 2009	90,825	$4.64	$123,098

As of September 30, 2009, the options outstanding have a weighted average remaining contractual life of 5.3 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.72 to $2.67	75,025	5.8 years	$2.49	45,025	$2.52
$4.00 to $4.52	16,275	1.5 years	$4.16	16,275	$4.16
$6.83 to $8.47	32,525	6.0 years	$8.04	29,525	$8.16

$1.72 to $8.47	123,825	5.3 years	$4.17	90,825	$4.64
4. Balance Sheet Information
Inventories consisted of the following:

	September 30,	June 30,
(In thousands)	2009	2009

	(Unaudited)
Raw materials	$1,840	$1,815
Finished goods	3,735	3,096

TOTALS	$5,575	$4,911

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 7

5. Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expense related to definite lived intangible assets for the three months ended September 30, 2009 was $70,000, compared to $80,000 in the comparable period ended September 30, 2008.
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “Chase Facility”). The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the Credit Facility will bear interest at either a base rate plus 0.0% to 0.5% based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3% based upon financial performance. The outstanding balance under this revolving credit facility at September 30, 2009 was $0.3 million. The effective interest rate at September 30, 2009 was 3.25%, and the average effective interest rate for the three months then ended was 3.37% versus 4.0% for the respective period in the prior year. Unused availability under the Credit Facility at September 30, 2009 totaled $3.8 million.
The Chase Credit Facility is collateralized by substantially all of the Company’s US based assets and is subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. The average effective interest rate for the three months ended September 30, 2009 was 2.7% versus 7.26% for the prior year. The BoS term loan matured on September 27, 2009 and the balance was paid in full.
The following table summarizes the debt outstanding:

	United States Bank Debt as of
	September 30,	June 30,
(In thousands)	2009	2009

Note payable to bank	$264	$1,839
Other	2	2

	266	1,841
Less current maturities and short-term borrowings	(265)	(1)

Total	$1	$1,840

	United Kingdom Bank Debt as of
	September 30,	June 30,
(In thousands)	2009	2009

Note payable to bank	$—	$212
Less current maturities and short-term borrowings	—	(212)

Total	$—	$—

7. Discontinued Operations
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

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 8

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
During the first quarter of fiscal 2010, the Company received $67,000 through payments by the Buyer against the promissory notes in accordance with the terms of the purchase agreement. The Company recorded a corresponding gain on sale of $21,000, net of tax, to reflect these transactions. Further payments by the Buyer on the notes receivable along with valuation assessments by Company management each quarter may result in additional gain on the sale of the product line being realized in future periods.
Condensed consolidated statements of operations for PS AGO product line for three months ended September 30, 2009 and 2008 are as follows:

	Three months ended
	September 30,
(In thousands)	2009	2008

Net sales	$—	$3
Gross profit	—	(10)
Selling, general and administrative	—	—
Research and development	—	—
Income tax provision (benefit)	—	(4)
Loss from discontinued operations, net of tax	$—	$(6)
8. Income Taxes
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 30, 2009 and September 30, 2009, the balance of unrecognized tax benefits is $271,000 and $276,000, respectively. The Company expects the balance of unrecognized tax benefits to fluctuate in future periods with the lapse of the statute of limitations on some periods and the addition of provisions for future periods; however, the net fluctuation, if any, cannot be reasonably predicted. The September 30, 2009 balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Accrued interest and penalties at September 30, 2009 and June 30, 2009 totaled approximately $34,000 and $28,000, respectively.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of the Company’s results of operations and financial condition should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations relate to continuing operations unless noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2009, and elsewhere in this report.
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) net sales were $7.7 million for the three months ended September 30, 2009, versus net sales of $9.0 million for the comparable period in the prior year. The decrease resulted from a general softness in sales in our primary markets, North America and the UK, brought about by the prolonged economic downturn in those markets, and to a lesser extent, from the translation of sales from British pound sterling to US dollars at lower exchange rates in fiscal 2010 than 2009.
Income from continuing operations was $402,000, or $0.16 per basic and diluted share for the first quarter ended September 30, 2009, compared to income from continuing operations of $164,000, or $0.07 per basic and diluted share for the comparable period of the prior year. The increase in income from operations from the prior year resulted primarily from lower operating and interest expense in the current year.
Net income was $423,000, or $0.17 per basic and diluted share for the three months ended September 30, 2009 and included a gain on sale of discontinued product line of $21,000, net of tax. Net income was $158,000, or $0.06 per basic and diluted share for the first quarter of the prior fiscal year.
Overview
Zareba Systems, Inc. designs, manufactures and markets electronic perimeter fence and access control systems, operating in one world-wide business segment. Zareba has two subsidiaries, Zareba Systems Europe Limited and Zareba Security, Inc.
Incorporated in 1960, the Company more recently evolved into the leading supplier of electric fencing systems in North America and the UK primarily through business acquisitions. The acquisition of North Central Plastic, Incorporated in fiscal 2002 enabled the Company to expand its electric fencing systems distribution and product offerings in North America. The acquisition of Rutland Electric Fencing Company, Ltd. expanded the Company’s presence into Europe and established the Company in the security products market.
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
Products comprising the automatic gate opener systems and accessories targeting the Do-It-Yourself market are sold through existing retail channels in North America and the UK, often to the same customer that purchased products of the Zareba product line. During the second half of fiscal 2007, the Company began shipping a new family of professional series automatic gate openers (PS AGO) available to the professional installer distribution channels, targeting market growth opportunities. In response to changing market and competitive conditions, the Company discontinued the sales of the PS AGO products in June 2008 and sold substantially all of the related assets to a third party in October 2008. This decision allows the Company to focus more on the Company’s core products and established distribution channels, while continuing to evaluate and develop its perimeter security products initiative.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 10

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
Results of Continuing Operations
Net sales for the three months ended September 30, 2009 were $7.7 million, compared to $9.0 million for the comparable period in the prior year. Approximately $1 million of the decrease in sales year-to-year resulted primarily from a general softness in sales in our primary markets, North America and the UK, brought about by the prolonged economic downturn in those markets. The Company believes that the sales pattern of its products is consistent with the sales patterns experienced by its customers within the electric fencing product category during the period, and thus is reflective of its customers’ business patterns and inventory management practices, and not indicative of a change in its competitive position or overall market share within its primary markets. The remaining $0.3 million of the decrease in net sales resulted from the translation of sales from British pound sterling to US dollars at lower exchange rates in fiscal 2010 than 2009.
The Company continues to monitor the current economic climate in its primary markets. A continued downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year.
In addition, recent exchange rates of the British pound sterling to the US dollar are more reflective of the exchange rates experienced during the final three quarters of fiscal 2009. Accordingly, the Company would expect less variance in comparative net sales year-to-year going forward, if exchange rates remain consistent with recent levels.
Gross margin for the three months ended September 30, 2009 was 37.6% compared to 32.1% for the comparable prior year period. Gross margin in the current year period benefited primarily from customer and product mix comparisons, as well as from improved manufacturing efficiencies.
Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2009, compared to $2.2 million for the comparable period in the prior year. The year-to-year decrease resulted from reduced direct selling expenses associated with lower sales, as well as the impact of the translation of expenses of our UK operations from British pound sterling to US dollars at lower exchange rates in fiscal 2010 than 2009.
Research and development expenses were $170,000 for the three months ended September 30, 2009, versus $242,000 for the comparable period in the prior year. Current year expenditures are directed toward cost reduction initiatives and product enhancements of existing electric fencing systems products. The Company’s investments in research and development are designed to protect and enhance our future financial performance.
Interest expense was $32,000 for the three months ended September 30, 2009, compared to $71,000 for the comparable period in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt and lower interest rates in the current year.
Income from continuing operations was $402,000, or $0.16 per basic and diluted share for the first quarter ended September 30, 2009. This compares to income from continuing operations of $164,000, or $0.07 per basic and diluted share for the respective comparable period in the prior year.
Results of Discontinued Operations, Gain from the Sale of Discontinued Product Line and Net Income
Loss from discontinued operations, net of tax was $6,000, or $0.00 per basic and diluted share for the three months ended September 30, 2008, reflecting the net results of the PS AGO operations for the prior year.
Gain from sale of discontinued product line, net of tax was $21,000, or $0.01 per basic and diluted share for the three months ended September 30, 2009, resulting from net cash proceeds from the sale of the PS AGO product line.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 11

Net income for the first quarter of fiscal 2010 was $423,000, or $0.17 per basic and diluted share versus a net income of $158,000, or $0.06 per basic and diluted share for the first quarter fiscal 2009.
Liquidity and Capital Resources
The Company’s cash and working capital balances at September 30, 2009 were $0.3 million and $5.4 million, respectively, as compared to $0.2 million and $6.9 million at June 30, 2009. The decrease in working capital resulted primarily from use of cash proceeds from operations to reduce long-term debt during the first three months of fiscal 2010.
Accounts receivable decreased to $4.6 million at September 30, 2009 from $7.3 million at June 30, 2009 reflecting the seasonality of our sales. Inventories increased to $5.6 million at September 30, 2009, versus $4.9 million at June 30, 2009, reflecting purchasing patterns for projected inventory requirements at the respective period ends.
Capital expenditures were $0.2 million in the first three months of fiscal 2010 and $11,000 for the same period in the prior year, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company expects total capital expenditures for fiscal 2010 to be less than $0.5 million.
The Company received cash payments of $67,000 in the first quarter of fiscal 2010 from the sale of the Company’s PS AGO product line which was completed in October 2008.
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “Chase Facility”). The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the Credit Facility will bear interest at either a base rate plus 0.0% to 0.5% based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3% based upon financial performance. The outstanding balance under this revolving credit facility at September 30, 2009 was $0.3 million. The effective interest rate at September 30, 2009 was 3.25%, and the average effective interest rate for the three months then ended was 3.37% versus 4.0% for the respective period in the prior year. Unused availability under the Credit Facility at September 30, 2009 totaled $3.8 million.
The Chase Credit Facility is collateralized by substantially all of the Company’s US based assets and is subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest is charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. The average effective interest rate for the three months ended September 30, 2009 was 2.7% versus 7.26% for the prior year. The BoS term loan matured on September 27, 2009 and the balance was paid in full.
On September 10, 2009, the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value.
The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s Credit Facility will be adequate to meet the Company’s foreseeable operating activities and outlays for capital expenditures for at least the next twelve months.
Critical Accounting Policies
The Company’s critical accounting polices are discussed below.
Revenue Recognition
The Company recognizes revenue when the four basic criteria are met: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company primarily utilizes independent manufacturers’ representatives to facilitate sales orders (with no right of return or other Company obligation), as well as having direct sales for key accounts or product lines. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer. Customer rebate programs are offered based upon purchasing volume, on a percentage of sales basis. The Company accounts for customer rebates as a reduction to net sales on the accrual basis, in the period of the corresponding sale, when they are probable and can be estimated. The Company estimates and accrues for sales returns based upon historical experience.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 12

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
Stock-based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. Management’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the two year period prior to the grant date of the awards and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated.
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) the Company’s expectation that its capital expenditures will be less than $0.5 million in fiscal 2010, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures; (c) the Company’s expectation that there will be less variance in comparative net sales year-to-year going forward if exchange rates of the British pound sterling to the US dollar remain consistent with recent levels, which depends upon the actual exchange rates and net sales; (d) the potential gain on the sale of the professional series automatic gate operator product line being realized in future periods, which depends upon the

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 13

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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Change in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 14

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth elsewhere in this report, you should carefully consider the “Risk Factors” discussed in Part I, Item 1A (Risk Factors) of the Company’s Form 10-K for the fiscal year ended June 30, 2009. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 15

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
November 10, 2009

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, September 30, 2009	page 16