Form 10-Q
period 2009-12-31
ZAREBA SYSTEMS INC
filed 2010-02-10
CIK 104987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares outstanding of the Company’s Common Stock on February 5, 2010 was 2,508,529.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAREBA SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
(Dollars in thousands, except share amounts)	2009	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$495	$272
Accounts receivable, net	2,722	7,256
Inventories	6,190	4,911
Other current assets	612	519
Deferred tax assets	409	409

Total current assets	10,428	13,367

Property, plant and equipment, net	2,711	2,698

Other assets
Trademarks	2,567	2,576
Customer relationships, net	480	628
Other, net	117	118

Total other assets	3,164	3,322

TOTAL ASSETS	$16,303	$19,387

Current liabilities
Accounts payable	$2,621	$3,768
Accrued salaries, wages, and other compensation	424	699
Accrued product warranties	600	546
Accrued customer rebates	455	395
Other accrued liabilities	366	644
Income taxes payable	19	198
Current maturities of long-term debt	778	213

Total current liabilities	5,263	6,463

Deferred income taxes	463	512
Other long-term liability	90	271
Long-term debt, less current maturities	1	1,840

Total liabilities	5,817	9,086

Commitments and contingencies

Stockholders’ equity
Undesignated shares as of December 31, 2009 and June 30, 2009, $0.01 par value, 39,950,000 shares authorized, none issued or outstanding	—	—
Series A Preferred Stock as of December 31, 2009 and June 30, 2009, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Common stock as of December 31, 2009 and June 30, 2009, par value $.01 per share; authorized: 20,000,000 shares; issued and outstanding 2,497,279 and 2,481,973 shares, respectively	25	25
Additional paid-in capital	2,751	2,720
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(175)	(157)
Retained earnings	7,885	7,713

Total stockholders’ equity	10,486	10,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,303	$19,387

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 3

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$4,732	$4,851	$12,436	$13,821
Cost of goods sold	3,434	3,404	8,241	9,496

Gross profit	1,298	1,447	4,195	4,325
Operating expenses
Selling, general and administrative	1,699	1,786	3,694	3,985
Research and development	195	237	365	479

Total operating expenses	1,894	2,023	4,059	4,464

Income (loss) from operations	(596)	(576)	136	(139)

Other income (expense), net
Interest income	—	3	—	8
Interest expense	(16)	(65)	(48)	(136)
Other income (expense), net	(83)	(67)	(157)	(182)

Income (loss) before income taxes	(695)	(705)	(69)	(449)
Income tax benefit	(435)	(220)	(211)	(128)

Income (loss) from continuing operations	(260)	(485)	142	(321)
Loss from discontinued operations, net of tax	—	(1)	—	(7)
Gain from sale of discontinued product line, net of tax	9	—	30	—

Net income (loss)	$(251)	$(486)	$172	$(328)

Income (loss) from continuing operations per common and common equivalent share:
basic	$(0.10)	$(0.20)	$0.06	$(0.13)
diluted	$(0.10)	$(0.20)	$0.06	$(0.13)

Loss from discontinued operations per common and common equivalent share:
basic	$—	$—	$—	$—
diluted	$—	$—	$—	$—

Gain from sale of discontinued product line per common and common equivalent share:
basic	$—	$—	$0.01	$—
diluted	$—	$—	$0.01	$—

Net income (loss) per common and common equivalent share:
basic	$(0.10)	$(0.20)	$0.07	$(0.13)
diluted	$(0.10)	$(0.20)	$0.07	$(0.13)

Weighted average number of shares outstanding
Basic	2,482,224	2,465,696	2,482,056	2,465,696
diluted	2,482,224	2,465,696	2,509,647	2,465,696
See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 4

ZAREBA SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months
	ended December 31,
(In thousands)	2009	2008

Reconciliation of net income (loss) to net cash provided by (used in) operations
Net income	$172	$(328)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	352	440
Gain on sale of discontinued product line, net of tax	(30)	—
Loss (gain) on disposal of plant and equipment	8	(32)
Stock-based compensation expense	17	28
Allowance for doubtful accounts	2	(26)
Deferred income taxes	(42)	(44)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	4,511	5,123
Inventories	(1,314)	(495)
Other assets	63	(124)
Other long-term liability	(181)	59
Accounts payable and accrued expenses	(1,940)	(3,490)

Net cash provided by (used in) operations	1,618	1,111

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(248)	(49)
Proceeds from sale of discontinued product line	80	200

Net cash provided by (used in) investing activities	(168)	151

Cash flows provided by (used in) financing activities:
Net payments on debt — revolving credit facility	(1,062)	(1,029)
Proceeds from sale of common stock	15	—
Payments of debt issue costs	—	(11)
Payments on long-term debt	(211)	(467)

Net cash provided by (used in) financing activities	(1,258)	(1,507)
Effect of exchange rate changes in cash	31	(96)

Net increase (decrease) in cash and cash equivalents	223	(341)
Cash and cash equivalents — beginning of period	272	633

CASH AND CASH EQUIVALENTS — END OF PERIOD	$495	$292

See notes to the condensed consolidated financial statements.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 5

ZAREBA SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2009 and 2008
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
The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
The Company has evaluated subsequent events occurring through February 10, 2010, the date on which this Form 10-Q was issued.
1. Net Income (Loss) per Share
The following table sets forth the computation of basic and diluted income (loss) and income (loss) per share:

	Three months		Six months
	ended December 31,		ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss)	$(251)	$(486)	$172	$(328)
Denominator:
Weighted average common shares outstanding-basic	2,482,224	2,465,696	2,482,056	2,465,696
Dilution associated with the company’s stock-based compensation plans	—	—	27,591	—

Weighted average common shares outstanding-diluted	2,482,224	2,465,696	2,509,647	2,465,696

Net income (loss) per common share-basic	$(0.10)	$(0.20)	$0.07	$(0.13)
Net income (loss) per common share-diluted	$(0.10)	$(0.20)	$0.07	$(0.13)

Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money stock options	91,300	—	—	—
Stock options with exercise prices greater than the average market price of the common shares for those periods	32,525	135,075	48,800	135,075
2. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of related tax, for the three and six months ended December 31, 2009 and 2008 were as follows:

	Three months		Six months
	ended December 31,		ended December 31,
(In thousands)	2009	2008	2009	2008

Net income (loss)	$(251)	$(486)	$172	$(328)
Foreign currency translation adjustment	42	(433)	(18)	(813)

Comprehensive income (loss)	$(209)	$(919)	$154	$(1,141)

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 6

3. Stock-Based Compensation
The Company recognizes all share-based payments, including grants of stock options and compensatory employee stock purchase plans, in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $8,000 and $17,000 of related compensation expense to general and administrative expense for the three and six month periods ended December 31, 2009, as compared to $14,000 and $28,000 of related compensation expense for the three and six month periods ended December 31, 2008. As of December 31, 2009, a total of $56,000 of unrecognized compensation costs related to non-vested stock option awards was outstanding and is expected to be recognized within the next three fiscal years.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management. Expected dividend yield is based upon the Company’s historical and projected dividend activity and the risk free interest rate is based upon US Treasury rates appropriate for the expected term of the options. The expected term is based on estimates regarding projected employee stock option exercise behavior. Options for 5,025 shares were granted during the three and six month periods ended December 31, 2008, and the weighted average fair value of these options was $1.48, determined using an expected dividend yield of 0.00%, an expected stock price volatility of 103.78%, a risk-free interest rate of 4.00% and expected option lives of 7.5 years. There were no options granted in the three and six month periods ended December 31, 2009.
The Company’s stock options generally vest over five years of service and have a contractual life of 10 years. We have 550,000 shares authorized for grant under the 2004 Equity Incentive Plan.
Option activity during the six months ended December 31, 2009 was as follows:

		Weighted Avg.	Aggregate
	Number	Exercise Price	Intrinsic
	of Options	Per Share	Value

Options outstanding, June 30, 2009	123,825	$4.17
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, December 31, 2009	123,825	$4.17	$160,046

Exercisable, December 31, 2009	90,825	$4.64	$97,346

As of December 31, 2009, the options outstanding have a weighted average remaining contractual life of 5.0 years, and exercise prices and unexercised options as follows:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
Exercise	Outstanding	Average	Average	Number	Average
Price	Shares	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.72 to $2.67	75,025	5.5 years	$2.49	45,025	$2.52
$4.00 to $4.52	16,275	1.2 years	$4.16	16,275	$4.16
$6.83 to $8.47	32,525	5.8 years	$8.04	29,525	$8.16

$1.72 to $8.47	123,825	5.0 years	$4.17	90,825	$4.64
On December 31, 2009, the Company issued 15,306 shares of common stock under the Company’s Associates Stock Purchase Plan for calendar year 2009.
4. Balance Sheet Information
Inventories consisted of the following:

	December 31,	June 30,
(In thousands)	2009	2009

	(Unaudited)
Raw materials	$2,023	$1,815
Finished goods	4,167	3,096

TOTALS	$6,190	$4,911

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 7

5. Intangible Assets
Intangible assets are amortized on a straight-line basis over the estimated periods benefited; a seven-year useful life has been assigned to the acquired customer relationships and five-year useful life for the non-compete. Amortization expense related to definite lived intangible assets for the three and six months ended December 31, 2009 were $69,000 and $139,000, respectively, compared to $74,000 and $147,000 in the respective comparable periods ended December 31, 2008.
6. Bank Debt Disclosure
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “Chase Facility”). The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the Credit Facility will bear interest at either a base rate plus 0.0% to 0.5% based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3% based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2009 was $0.8 million. The effective interest rate at December 31, 2009 was 3.25%, and the average effective interest rate for the three and six months then ended was 3.25% and 3.31% respectively, versus 4.32% and 4.16% for the respective periods in the prior year. Unused availability under the Credit Facility at December 31, 2009 totaled $2.0 million.
The Chase Credit Facility is collateralized by substantially all of the Company’s US based assets and is subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest was charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above the base rate with a five-year term. The BoS term loan matured on September 27, 2009 and the balance was paid in full. The average effective interest rate for the period from July 1, 2009 through maturity was 2.70% and the average interest rate was 6.07% and 6.63% for the three and six month periods ended December 31, 2008, respectively.
The following table summarizes the debt outstanding:

	United States Bank Debt as of
	December 31,	June 30,
(In thousands)	2009	2009

Note payable to bank	$777	$1,839
Other	2	2

	779	1,841
Less current maturities and short-term borrowings	(778)	(1)

Total	$1	$1,840

	United Kingdom Bank Debt as of
	December 31,	June 30,
(In thousands)	2009	2009
| |
Note payable to bank	$—	$212
Less current maturities and short-term borrowings	—	(212)

Total	$—	$—

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

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 8

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
During the first six months of fiscal 2010, the Company received $80,000 through payments by the Buyer against the promissory notes in accordance with the terms of the purchase agreement. The Company recorded a corresponding gain on sale of $30,000, net of tax, to reflect these transactions. In December 2009, the Buyer contacted the Company to renegotiate payment terms and amounts due remaining under both notes, and indicated it would withhold further payments until such negotiation is concluded. The Buyer is currently in default under both notes. Although the Company’s position is that it has no obligation to do so, the Company and Buyer are currently discussing revised payment terms for the notes. Further payments by the Buyer on the notes receivable along with valuation assessments by Company management each quarter may result in additional gain on the sale of the product line being realized in future periods.
Condensed consolidated statements of operations for PS AGO product line for three and six months ended December 31, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2009	2008	2009	2008

Net sales	$—	$(1)	$—	$2
Gross profit	—	(1)	—	(11)
Selling, general and administrative	—	—	—	—
Research and development	—	—	—	—
Income tax provision (benefit)	—	—	—	(4)
Loss from discontinued operations, net of tax	$—	$(1)	$—	$(7)
8. Income Taxes
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2009 and June 30, 2009, the balance of unrecognized tax benefits was $90,000 and $271,000, respectively. In January 2010, the Internal Revenue Service (“IRS”) completed an audit of the Company’s federal income tax return for fiscal year 2007 and verbally reported to the Company that there were no findings or adjustments, with written notification to follow. Accordingly, the Company reduced the unrecognized tax benefits to exclude all amounts related to federal income tax returns for periods prior to and through fiscal year 2007, resulting in a reduction of the corresponding liability and an increase in the income tax benefit of $181,000. Excluding the impact of the $181,000 discrete benefit for the recognition of uncertain tax positions, the benefit recorded by the Company for the second quarter of fiscal 2010 was approximately 36%, based upon the annual projected effective rate for Fiscal 2010. The Company expects the balance of unrecognized tax benefits to fluctuate in future periods with the lapse of the statute of limitations on some periods and the addition of provisions for future periods; however, the net fluctuation, if any, cannot be reasonably predicted. The December 31, 2009 balance of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense for all periods presented. Accrued interest and penalties at December 31, 2009 and June 30, 2009 totaled approximately $12,000 and $28,000, respectively.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 9

9. Subsequent Event
On January 11, 2010, the Company signed a definitive agreement to merge with a subsidiary of Woodstream Corporation, a Pennsylvania corporation. Under the terms of the agreement, a newly-formed subsidiary of Woodstream will merge with and into Zareba, Zareba will become a wholly-owned subsidiary of Woodstream, and Zareba shareholders will receive $9.00 in cash for each outstanding share of Zareba common stock. Zareba’s board of directors and a special committee of Zareba’s disinterested directors have unanimously approved the agreement and the merger. The merger is expected to be completed in the second half of fiscal 2010 and is subject to Zareba shareholder approval and other customary closing conditions. A special meeting of Zareba shareholders will be announced following preparation and filing of definitive proxy materials with the Securities and Exchange Commission.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 10

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
Executive Summary
Zareba Systems, Inc. (“Zareba”, “Zareba Systems” or the “Company”) net sales were $4.7 million and $12.4 million for the three and six month periods ended December 31, 2009, respectively, versus net sales of $4.9 million and $13.8 million for the comparable periods in the prior year. The decrease in the current year periods resulted from a general softness in sales in our primary markets, North America and the UK, brought about by the prolonged economic downturn in those markets, and to a lesser extent, from the translation of sales from British pound sterling to US dollars at lower exchange rates in first quarter of fiscal 2010 versus 2009.
Loss from continuing operations was $260,000, or $0.10 per basic and diluted share for the second quarter of fiscal 2010, compared to a loss from continuing operations of $485,000, or $0.20 per basic and diluted share for the comparable period of the prior year. Income from continuing operations was $142,000, or $0.06 per basic and diluted share for the six months ended December 31, 2009, compared to a loss from continuing operations of $321,000, or $0.13 per basic and diluted share for the first six months of the prior fiscal year. The improved results from continuing operations from the prior year resulted primarily from lower operating and interest expense in the current year periods, as well as an increased income tax benefit in the second quarter of fiscal 2010.
Net loss was $251,000, or $0.10 per basic and diluted share and net income was $172,000, or $0.07 per basic and diluted share for the three and six months ended December 31, 2009, respectively, and included a gain on sale of discontinued product line of $9,000 and $30,000, net of tax, in the respective periods. Net loss was $486,000, or $0.20 per basic and diluted share, and $328,000, or $0.13 per basic and diluted share, respectively, for the second quarter and first six months of the prior fiscal year.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 11

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
On September 10, 2009, the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value. On January 11, 2010, the Company signed a definitive agreement to merge with a subsidiary of Woodstream Corporation, a Pennsylvania corporation. Under the terms of the agreement, a newly-formed subsidiary of Woodstream will merge with and into Zareba, Zareba will become a wholly-owned subsidiary of Woodstream, and Zareba shareholders will receive $9.00 in cash for each outstanding share of Zareba common stock. Zareba’s board of directors and a special committee of Zareba’s disinterested directors have unanimously approved the agreement and the merger. The merger is expected to be completed in the second half of fiscal 2010 and is subject to Zareba shareholder approval and other customary closing conditions. A special meeting of Zareba shareholders will be announced following preparation and filing of definitive proxy materials with the Securities and Exchange Commission.
Zareba Systems’ business is seasonal, with peak customer demand occurring in the late spring, summer and early autumn months. Backlog is not significant in either of the Company’s operating units since most orders are filled within days after receipt of a customer’s order. As a result of Zareba Systems’ seasonality, there is a resulting variability in sales, manufacturing fixed overhead absorption and a further resulting impact on gross margin, working capital and cash flow during the Company’s fiscal year.
Results of Continuing Operations
Net sales for the three and six months ended December 31, 2009 were $4.7 million and $12.4 million, respectively, versus $4.9 million and $13.8 million in the comparable periods of the prior year. The decrease in sales year-to-year resulted primarily from a general softness in sales in our primary markets, North America and the UK, brought about by the prolonged economic downturn in those markets, and to a lesser extent, from the translation of sales from British pound sterling to US dollars at lower exchange rates in first quarter of fiscal 2010 versus 2009. The Company believes that the sales pattern of its products is consistent with the sales patterns experienced by its customers within the electric fencing product category during the period, and thus is reflective of its customers’ business patterns and inventory management practices, and not indicative of a change in its competitive position or overall market share within its primary markets.
The Company continues to monitor the current economic climate in its primary markets. A continued downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability through the remainder of the current fiscal year.
Gross margins for the three and six months ended December 31, 2009 were 27.4% and 33.7%, respectively, versus 29.8% and 31.3% for the comparable periods in the prior year. Customer and product mix comparisons, primarily in North America, accounted for the quarterly gross margin decrease, while those same factors and improved manufacturing efficiencies generated the year-to-date gross margin improvement in fiscal 2010 versus 2009.
Selling, general and administrative expenses were $1.7 million and $3.7 million for the three and six months ended December 31, 2009, respectively, compared to $1.8 million and $4.0 million for the comparable periods in the prior year. The year-to-year decrease resulted from reduced direct selling expenses associated with lower sales, as well as the impact of the translation of expenses of our UK operations from British pound sterling to US dollars at lower exchange rates in the first quarter of fiscal 2010 than 2009. Fiscal 2010 second quarter and six month expenses include approximately $130,000 of expenses associated with the exploration of strategic alternatives and negotiation of the merger agreement with Woodstream Corporation.
Research and development expenses were $195,000 and $365,000 for the three and six months ended December 31, 2009, respectively, versus $237,000 and $479,000 for the comparable periods in the prior year. Current year expenditures are directed toward cost reduction initiatives and product enhancements of existing electric fencing systems products. The Company’s investments in research and development are designed to protect and enhance our future financial performance.
Interest expense was $16,000 and $48,000 for the three and six months ended December 31, 2009, respectively, compared to $65,000 and $136,000 for the comparable periods in the prior year. The decrease in current year expense resulted from the decrease in outstanding debt and lower interest rates in the current year.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 12

Income tax benefit was $435,000 and $211,000 for the three and six months ended December 31, 2009, respectively, compared to income tax benefit of $220,000 and $128,000 for the comparable periods in the prior year. The current year periods include a $181,000 income tax benefit from the reduction of the amount of unrecognized income tax benefits following the completion an IRS audit of our fiscal 2007 federal income tax return.
Loss from continuing operations was $260,000, or $0.10 per basic and diluted share and income from continuing operations was $142,000, or $0.06 per basic and diluted share for the three and six months ended December 31, 2009, respectively. This compares to losses from continuing operations of $485,000, or $0.20 per basic and diluted share and $321,000, or $0.13 per basic and diluted share for the respective comparable periods in the prior year.
Results of Discontinued Operations, Gain from the Sale of Discontinued Product Line and Net Income
Loss from discontinued operations, net of tax was $1,000, or $0.00 per basic and diluted share, and $7,000, or $0.00 per basic and diluted share for the three and six months ended December 31, 2008, respectively, reflecting the net results of the PS AGO operations for the prior year.
Gain from sale of discontinued product line, net of tax was $9,000, or $0.00 per basic and diluted share, and $30,000, or $0.01 per basic and diluted share for the three and six months ended December 31, 2009, respectively, resulting from net cash proceeds from the sale of the PS AGO product line.
Net loss was $251,000 or $0.10 per basic and diluted share, and net income was $172,000, or $0.07 per basic and diluted share for the three and six months ended December 31, 2009, respectively, versus net losses of $486,000, or $0.20 per basic and diluted share and $328,000, or $0.13 per basic and diluted share for the respective comparable periods in the prior year.
Liquidity and Capital Resources
The Company’s cash and working capital balances at December 31, 2009 were $0.5 million and $5.2 million, respectively, as compared to $0.3 million and $6.9 million at June 30, 2009. The decrease in working capital resulted primarily from use of cash provided by operations to reduce long-term debt during the first six months of fiscal 2010.
Accounts receivable decreased to $2.7 million at December 31, 2009 from $7.3 million at June 30, 2009 reflecting the seasonality of our sales. Inventories increased to $6.2 million at December 31, 2009, versus $4.9 million at June 30, 2009, reflecting purchasing patterns for projected inventory requirements at the respective period ends.
Capital expenditures were $0.2 million in the first six months of fiscal 2010 and $49,000 for the same period in the prior year, and were used primarily for manufacturing equipment and purchases of new product tooling. The Company expects total capital expenditures for fiscal 2010 to be less than $0.5 million.
The Company received cash payments of $80,000 in the first six months of fiscal 2010 from the sale of the Company’s PS AGO product line which was completed in October 2008.
On August 29, 2007, the Company entered into a secured revolving credit facility with JPMorgan Chase Bank, N.A. (Chase) (the “Chase Facility”). The Chase facility, as amended, provides for a $6.0 million secured revolving credit facility (the “Credit Facility”), with the option to increase borrowings in additional $500,000 increments with the consent of the Lender, up to a total of $7.5 million. Amounts under the facility may be borrowed, repaid and re-borrowed from time to time until its maturity on August 29, 2010. Loans under the Credit Facility will bear interest at either a base rate plus 0.0% to 0.5% based upon financial performance, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate (“LIBOR”) for the relevant term plus 1.5% to 3% based upon financial performance. The outstanding balance under this revolving credit facility at December 31, 2009 was $0.8 million. The effective interest rate at December 31, 2009 was 3.25%, and the average effective interest rate for the three and six months then ended was 3.25% and 3.31% respectively, versus 4.32% and 4.16% for the respective periods in the prior year. Unused availability under the Credit Facility at December 31, 2009 totaled $2.0 million.
The Chase Credit Facility is collateralized by substantially all of the Company’s US based assets and is subject to certain restrictive covenants. Line of credit borrowings are limited to eligible accounts receivable and inventory.
Also, in September 2004, Zareba Systems Europe secured a £2,214,000 term loan (approximately $4.0 million) from the Bank of Scotland (BoS) in the United Kingdom for the Rutland acquisition. Under the terms of the BoS credit facility agreement, interest was charged on outstanding balances at the rate of two and one eighth percent (or 2.125 percent) above

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 13

the base rate with a five-year term. The BoS term loan matured on September 27, 2009 and the balance was paid in full. The average effective interest rate for the period from July 1, 2009 through maturity was 2.70% and the average interest rate was 6.07% and 6.63% for the three and six month periods ended December 31, 2008, respectively.
On September 10, 2009, the Company announced that its Board of Directors decided to explore strategic alternatives to enhance shareholder value. On January 11, 2010, the Company signed a definitive agreement to merge with a subsidiary of Woodstream Corporation, a Pennsylvania corporation. Under the terms of the agreement, a newly-formed subsidiary of Woodstream will merge with and into Zareba, Zareba will become a wholly-owned subsidiary of Woodstream, and Zareba shareholders will receive $9.00 in cash for each outstanding share of Zareba common stock. Zareba’s board of directors and a special committee of Zareba’s disinterested directors have unanimously approved the agreement and the merger. The merger is expected to be completed in the second half of fiscal 2010 and is subject to Zareba shareholder approval and other customary closing conditions. A special meeting of Zareba shareholders will be announced following preparation and filing of definitive proxy materials with the Securities and Exchange Commission.
The Company believes that its existing funds, additional cash generated from operations, and borrowings under the Company’s Credit Facility will be adequate to meet the Company’s foreseeable operating activities, merger expenses and outlays for capital expenditures for at least the next twelve months, or until such time as the merger is completed.
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

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 14

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
Forward-Looking Statements and Risk Factors
Certain statements in this Report are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated. Specifically, these include statements relating to (a) the sufficiency and adequacy of capital, including existing funds, additional cash generated from operations, and borrowings under the Company’s bank debt facility, which depends on the Company successfully maintaining adequate levels of bank financing, the Company meeting its expenses and revenue projections and the success of the Company’s new products, which further depend on the management’s ability to realize desired sales synergies, the impact new Zareba Systems’ products have on the traditional seasonality of sales, as well as general competitive, market and economic conditions; (b) the Company’s expectation that its capital expenditures will be less than $0.5 million in fiscal 2010, which depends on the Company’s development efforts, demand for the Company’s products, and the availability of funds for capital expenditures; (c) the potential gain on the sale of the professional series automatic gate operator product line being realized in future periods, which depends upon the Company actually receiving payments under the notes issued by Amazing Gates of America, LLC for the purchase of this line and management’s valuation assessments relating to the line; (d) the Company’s expectation that a protracted downturn in the economy may adversely impact sales and inhibit the Company’s sales growth and profitability though the remainder of the current fiscal year, which depends upon conditions in the economy generally and those affecting the Company’s customers specifically, as well as demand for the Company’s products; and (e) the completion of the proposed merger with Woodstream Corporation in the second half of fiscal 2010, which depends upon the timing of completion of the definitive proxy statement to be filed with the Securities and Exchange Commission, receipt of the required shareholder approval and satisfaction of the other conditions to closing.
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
In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
Change in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 15

PART II: OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth elsewhere in this report, you should carefully consider the “Risk Factors” discussed in Part I, Item 1A (Risk Factors) of the Company’s Form 10-K for the fiscal year ended June 30, 2009. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. In addition, you should consider the following risk factor:
Failure to complete the recently announced acquisition of Zareba by Woodstream Corporation could negatively affect the market price of our common stock and our future business and operations.
On January 11, 2010, we signed a definitive agreement to be acquired by Woodstream Corporation. If this transaction is not completed for any reason, we will be subject to a number of material risks, including:
•	Under circumstances described in the merger agreement, we could be required to pay a termination fee of $800,000 and to reimburse Woodstream for its reasonable transaction expenses, up to a maximum aggregate amount of $200,000;

•	The market price of our common stock may decline to the extent the current market price of such shares reflects a market assumption that the transaction will be completed; and

•	Our costs and expenses related to the transaction, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the transaction is not completed.
If this transaction is not completed for any reason, we may not be able to identify other strategic alternatives that are worth pursuing. Prior to the closing of this transaction, or, if the transaction is not consummated, we may be subject to other uncertainties and risks, including the diversion of the attention of management and other employees, which could have a material adverse effect our business, financial condition and results of operations.
Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 16

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
February 10, 2010

Zareba Systems, Inc.
By:	/s/ Dale A. Nordquist
Dale A. Nordquist
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer (Principal financial officer and principal accounting officer)

Zareba Systems, Inc.	Form 10-Q, December 31, 2009	page 17